Form 10-Q
period 2018-09-30
Forty Seven, Inc.
filed 2018-11-13
CIK 1667633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 31,064,600 shares of common stock, $0.0001 par value per share, outstanding.

Where You Can Find More Information

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.fortyseveninc.com/investor-relations), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

Forty Seven Inc.

Condensed Balance Sheets

(In thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$23,426	$24,417
Short-term investments	130,592	63,694
Prepaid expenses and other current assets	6,622	4,450
Total current assets	160,640	92,561
Property and equipment, net	1,175	1,358
Other assets	1,477	1,546
Total assets	$163,292	$95,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,890	$3,705
Accrued liabilities	5,500	4,808
Deferred grant funding, current	4,134	2,759
Total current liabilities	13,524	11,272
Lease-related liabilities, noncurrent	376	476
Other long-term liabilities	157	255
Total liabilities	14,057	12,003
Commitments and Contingencies
Stockholders’ equity:
Convertible preferred stock	—	149,397
Common stock	3	1
Additional paid-in capital	271,819	3,507
Accumulated other comprehensive loss	(32)	(44)
Accumulated deficit	(122,555)	(69,399)
Total stockholders’ equity	149,235	83,462
Total liabilities and stockholders’ equity	$163,292	$95,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2017 is derived from the audited financial statements as of that date.

Forty Seven Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$17,984	$8,842	$42,733	$27,212
General and administrative	4,383	2,051	11,588	5,509
Total operating expenses	22,367	10,893	54,321	32,721
Loss from operations	(22,367)	(10,893)	(54,321)	(32,721)
Interest and other income, net	708	60	1,165	153
Net loss	(21,659)	(10,833)	(53,156)	(32,568)
Unrealized (loss) gain on available-for-sale securities	(4)	13	12	(4)
Comprehensive loss	$(21,663)	$(10,820)	$(53,144)	$(32,572)
Net loss per share, basic and diluted	$(0.71)	$(1.67)	$(3.63)	$(5.06)
Shares used in computing net loss per share, basic and diluted	30,430,898	6,504,467	14,643,348	6,438,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(53,156)	$(32,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,318	413
Depreciation and amortization	289	276
Amortization (accretion) of premiums (discounts) on marketable securities	(293)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,172)	1,146
Other assets	69	20
Accounts payable	185	(231)
Accrued liabilities	554	1,536
Deferred grant funding	1,375	2,478
Lease-related liabilities	(86)	(62)
Other long-term liabilities	(1)	(16)
Net cash used in operating activities	(50,918)	(27,008)
Cash flows from investing activities:
Purchases of property and equipment	(106)	(68)
Purchases of available-for-sale securities	(138,071)	(27,000)
Proceeds from maturities of available-for-sale securities	71,478	17,000
Net cash used in investing activities	(66,699)	(10,068)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	40,377
Proceeds from issuance of common stock upon exercise of stock options	166	247
Proceeds from initial public offering, net of issuance costs	116,460	—
Net cash provided by financing activities	116,626	40,624
Net (decrease) increase in cash and cash equivalents	(991)	3,548
Cash and cash equivalents — beginning of period	24,417	9,742
Cash and cash equivalents — end of period	$23,426	$13,290
Supplemental disclosures of cash flow information:
Conversion of convertible preferred stock to common stock at close of initial public offering	$149,397	$—
Deferred offering costs included in accounts payable and accrued liabilities	$124	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Notes to Condensed Financial Statements

1.	Description of Business

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $154.0 million as of September 30, 2018. Since inception through September 30, 2018, the Company has incurred cumulative net losses of $122.6 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such capital through the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its products. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date the unaudited financial statements are filed with the Securities and Exchange Commission (“SEC”).

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

Initial Public Offering

On July 2, 2018, the Company completed its initial public offering (“IPO”) of 7,035,000 shares of common stock, and subsequently on July 27, 2018, the Company issued and sold an additional 1,055,250 shares upon the exercise of the underwriters’ over-allotment option. In connection with the IPO, including the over-allotment option, the Company issued and sold an aggregate of 8,090,250 shares of common stock at $16.00 per share, raising $116.3 million in proceeds, net of underwriting discounts and commissions of $9.1 million and offering expenses of $4.1 million. Upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 16,215,896 shares of common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed balance sheet as of September 30, 2018, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three month and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in the prospectus dated June 27, 2018 (“Prospectus”) that forms a part of the Company's Registration Statements on Form S-1 (File Nos. 333-2225390 and 333-225933), as filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases and provide enhanced disclosures. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt Topic 842 as of January 1, 2019 under this new alternative transition method. While the Company does not expect a material impact from adoption on its statements of operations or comprehensive loss, the Company does expect to record a material increase in its assets and liabilities on the balance sheet upon adoption of this standard.  Upon adoption, the Company expects to recognize a right-of-use asset and a lease liability for the headquarters property lease. The Company is currently in the process of analyzing its existing leases and other contractual arrangements to determine the impact that this standard will have on its financial statements.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents and short-term investments at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. Short-term investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. All of the investments held as of September 30, 2018 and December 31, 2017 had maturities of less than one year. There were no realized gains or losses on investments for the three and nine months ended September 30, 2018 and 2017.

Forty Seven Inc.

Notes to Condensed Financial Statements

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2018 and December 31, 2017 are presented in the following tables:

	As of September 30, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$20,726	$—	$—	$20,726
Commercial paper	Level 2	39,046	—	—	39,046
Corporate debt securities	Level 2	48,166	—	(20)	48,146
Asset-backed securities	Level 2	23,542	—	(10)	23,532
US government debt securities	Level 2	19,870	—	(2)	19,868
Total cash equivalents and available-for-sale securities		$151,350	$—	$(32)	$151,318

	As of December 31, 2017
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$19,052	$—	$—	$19,052
Commercial paper	Level 2	31,467	—	—	31,467
Corporate debt securities	Level 2	24,556	—	(35)	24,521
Asset-backed securities	Level 2	7,717	—	(7)	7,710
US government debt securities	Level 2	1,993	—	(2)	1,991
Total cash equivalents and available-for-sale securities		$84,785	$—	$(44)	$84,741

4.	Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued research and development expenses	$3,044	$4,096
Accrued bonus	1,165	—
Lease-related liabilities, current	147	133
Other	1,144	579
Total accrued liabilities	$5,500	$4,808

5.	Research and License Agreements

Stanford License Agreement

In November 2015, the Company entered into a technology license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) under which Stanford granted to the Company exclusive licenses under certain patents and other intellectual property rights relating to the Company’s current product candidates and non-exclusive licenses under certain other patents and intellectual property rights to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. With respect to these licenses, the Company could be required to pay Stanford up to $5.6 million in milestone payments based on the achievement of certain development and regulatory approval milestones. The first such milestone payment of $75,000 was paid to Stanford in February 2018 and included in research and development expense for the nine months ended September 30, 2018. In addition, the Company is required to pay Stanford a minimum annual fee and a royalty of single digit percentage on net sales of licensed products, reimburse patent-related expenses, share any non-royalty sublicensing income received related to the licensed technology, and pay a change of control fee.

Forty Seven Inc.

Notes to Condensed Financial Statements

California Institute of Regenerative Medicine (CIRM) Grants

In January 2017, the Company was awarded a research grant from CIRM. The CIRM grant stipulates various milestone-based payments to the Company with the total award of $10.2 million over a period of four years. As of September 30, 2018 and December 31, 2017, the Company had received $7.2 million and $3.8 million under the award.

In November 2017, the Company was awarded a second research grant from CIRM for a separate clinical trial study. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. As of September 30, 2018 and December 31, 2017, the Company had received $1.6 million and $1.1 million under the award. Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand.

Leukemia & Lymphoma Society Grant

In March 2017, the Company entered into an agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”) and amended the agreement to include an additional study in June 2018. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. As of September 30, 2018 and December 31, 2017, the Company had received $3.9 million and $1.0 million under the award. The Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones as well as a low single digit percentage royalty rate on net sales, up to a maximum of $15 million in total.

The Company recognizes research grants as a reduction of research and development expense when the eligible costs are incurred. For the three months ended September 30, 2018 and 2017, the Company recognized $2.2 million and $0.9 million as a reduction to research and development expenses for research grants. For the nine months ended September 30, 2018 and 2017, the Company recognized $5.6 million and $2.3 million as a reduction to research and development expenses for research grants.

Merck Collaboration Agreement

In January 2018, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA (“Merck”), to evaluate 5F9 combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of September 30, 2018, the Company recorded a receivable of $1.0 million from Merck for reimbursement of research and development costs incurred.  Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the three and nine months ended September 30, 2018, the Company recognized $0.4 million and $1.0 million as a reduction to research and development expenses under this collaboration agreement.

BliNK Purchase Agreement

In June 2018, the Company entered into an asset purchase agreement with BliNK Biomedical SAS (“Blink”), under which Blink transferred its patents, intellectual property rights and know-how, and materials related to its CD47 antibody program to the Company. Under the agreement, the Company paid an initial upfront fee of $2.5 million in June 2018, including $0.5 million upon the completion of the transfer of intellectual property rights and know-how. An additional $0.5 million was paid in July 2018 upon completion of material transfers related to its CD47 antibody program to the Company. Additionally, the Company is required to make annual payments of $0.3 million to maintain the license and could be required to pay up to $43.0 million in milestone payments in aggregate based on the achievement of certain development and regulatory approval milestones. No such milestone payments have been made as of September 30, 2018. In addition, the Company could be required to pay Blink a royalty of single digit percentage on net sales of licensed products, which is subject to two buy-out provisions for a one-time payment that can be exercised by the Company prior to certain development milestones being achieved. During the three and nine months ended September 30, 2018, the Company recognized $0.5 million and $3.0 million in research and development expense related to the Blink asset purchase agreement.

Forty Seven Inc.

Notes to Condensed Financial Statements

Synthon License Agreement

In July 2018, the Company entered into a settlement and license agreement with Synthon Biopharmaceuticals B.V. (“Synthon”). Under the agreement, the Company agreed to discontinue its ongoing oppositions and challenges at the European Patent Office (“EPO”) and the U.S. Patent and Trademark Office (“USPTO”) directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening (“SSB”) that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. The Company also agreed to request the withdrawal of such proceedings with the USPTO and EPO. In return Synthon agreed to grant the Company a non-exclusive, worldwide sublicense to certain patents Synthon have licensed from SSB, including the SSB patents the Company is opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as 5F9 or an alternate anti-CD47 product) to treat cancer in combination with other antibodies.

In exchange, for these sublicenses and option rights, the Company agreed to pay Synthon an aggregate of up to approximately 40.0 million Euros (approximately $47 million US Dollar based on the exchange rate at July 16, 2018) comprising an upfront payment upon grant of sublicense and the achievement of future regulatory and commercial milestones which comprise the significant majority of the aggregate payments. If the Company exercises its option right, the Company will pay Synthon additional amounts upon the achievement of certain regulatory and commercial milestones related to such follow-on anti-CD47 product. In addition, the Company will be required to pay Synthon an annual license fee and a royalty of a tiered, low single digit percentage on net sales of any approved licensed products. The Company has the right to buy out its royalty obligations for each licensed product in full by paying Synthon specified lump sum amounts prior to the occurrence of certain defined events.

6.	Convertible Preferred Stock

On the completion of the IPO on July 2, 2018, all outstanding shares of convertible preferred stock were automatically converted into 16,215,896 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of convertible preferred stock outstanding as of September 30, 2018.

7.	Stock-Based Compensation

2015 and 2018 Equity Incentive Plans

In November 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company under terms and provisions established by the board of directors. As of September 30, 2018, there were 3,322,805 shares of the Company’s common stock reserved for future issuance under the 2015 Plan upon the exercise of outstanding stock options.

In June 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO. As a result, the Company will not grant any additional awards under the 2015 Plan.  The terms of the 2015 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. The Company has initially reserved 3,000,000 shares of common stock for issuance under the 2018 Plan.  In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2018, there were 2,977,650 shares available for future grants under the 2018 Plan.

Forty Seven Inc.

Notes to Condensed Financial Statements

The following summarizes option activity for the nine months ended September 30, 2018:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Balance, December 31, 2017	2,102,528	$4.47	9.43	$1,672
Options granted	1,335,138	8.94
Options exercised	(32,736)	5.06
Options forfeited	(59,775)	4.97
Balance outstanding September 30, 2018	3,345,155	6.24	9.04	29,030
Exercisable, September 30, 2018	2,051,733	5.99	8.98	18,312
Vested and expected to vest, September 30, 2018	3,345,155	6.24	9.04	29,030

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$477	$51	$774	$116
General and administrative	794	160	1,544	297
Total	$1,271	$211	$2,318	$413

Restricted Stock

As of September 30, 2018 and December 31, 2017, there was $157,000 and $255,000 recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase.

A summary of restricted stock activity follows:

Number of Restricted Shares Outstanding
Unvested shares—December 31, 2017	156,988
Early exercised options	11,418
Restricted shares vested	(66,129)
Repurchased by the Company	(41,935)
Unvested shares—September 30, 2018	60,342

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

Forty Seven Inc.

Notes to Condensed Financial Statements

8.	Net Loss Per Share

 The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2018	2017
Convertible preferred stock	—	8,626,388
Stock options to purchase common stock	3,345,155	1,326,319
Restricted stock subject to future vesting	60,342	182,795
Shares committed under ESPP	18,728	—
Total	3,424,225	10,135,502

9.	Income Taxes

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act, among other changes, lowers the Company’s federal tax rate from 34% to 21%. Based on provisions of the Tax Act, the Company remeasured its deferred tax assets and liabilities as of December 31, 2017 to reflect the lower statutory tax rate. However, since the Company established a valuation allowance to offset its deferred tax assets, there was no impact to the effective tax rate, as any changes to deferred taxes would be offset by the valuation allowance. The deferred tax remeasurement is provisional and is subject to revision as the Company completes its analysis of the Tax Act, collects and prepares necessary data and interprets any additional guidance issued by standard-setting bodies. The Company currently anticipates finalizing and recording any resulting adjustments related to the tax effects of the Tax Act in the fourth quarter of 2018.

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

Overview

We are a clinical-stage immuno-oncology company focused on developing novel checkpoint therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, 5F9, dosed as a monotherapy or in combination with marketed cancer therapies, can transform the treatment of cancer. 5F9 has demonstrated promising activity in five Phase 1b/2 clinical trials in which we have treated over 250 relapsed or refractory cancer patients with solid or hematologic tumors. We hold worldwide rights to all of our product candidates.

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

Since our inception in 2014, we have devoted most of our resources to identifying and developing 5F9, advancing our preclinical programs, conducting clinical trials and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our preferred stock and the receipt of government and private grants. We are eligible to receive up to $19.4 million in grants from the California Institute for Regenerative Medicine, or CIRM, and the Leukemia and Lymphoma Society, or LLS, of which $12.7 million has been received through September 30, 2018.

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

We have incurred net losses in each year since inception. Our net losses were $44.9 million and $19.5 million for 2017 and 2016, respectively. Our net loss was $53.2 million and $32.6 million for the nine months ended September 30, 2018 and 2017, respectively and $21.7 million and $10.8 million for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $122.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. The costs of intangible assets that are purchased from others for a particular research and development project and that have no alternative future uses are considered research and development costs and are expensed when incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed.

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of our lead product candidate, 5F9. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred. Research and development grants received during 2017 and as of September 30, 2018 totaled $5.9 million and $12.7 million, respectively.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Increase/ (Decrease)
	(In thousands)
Operating expenses:
Research and development	$17,984	$8,842	$9,142
General administrative	4,383	2,051	2,332
Total operating expenses	22,367	10,893	11,474
Loss from operations	(22,367)	(10,893)	(11,474)
Interest and other income, net	708	60	648
Net loss	$(21,659)	$(10,833)	$(10,826)

Research and Development Expenses

Research and development expenses increased by $9.1 million, or 103%, to $18.0 million for the three months ended September 30, 2018 from $8.8 million for the three months ended September 30, 2017. The increase was primarily due to a $2.8 million increase in third-party costs related to advancing our current clinical programs focused on CRC and NHL with our lead product candidate, 5F9, and associated contract manufacturing costs, partially offset by a $1.7 million reduction of expenses related to increased grant and cost share funding recognized under the CIRM and LLS grants and the Merck collaboration during the three months ended September 30, 2018. There was also a non-recurring $6.3 million increase in license fees incurred under the Blink asset purchase and Synthon license agreements. In addition, there was a $0.9 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts and a $0.8 million increase in personnel-related costs, including stock-based compensation.

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
	(In thousands)
Product-specific costs:
5F9	$9,791	$6,993	$2,798
Grant funding and cost share reimbursement	(2,587)	(860)	(1,727)
Non product-specific costs:
Stock-based compensation	477	51	426
Personnel-related	1,956	1,580	376
Other preclinical programs	2,023	1,078	945
License fees	6,324	—	6,324
Total research and development expenses	$17,984	$8,842	$9,142

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 114%, to $4.4 million for the three months ended September 30, 2018 from $2.1 million for the three months ended September 30, 2017. The increase was primarily due to a $1.2 million increase in personnel-related costs driven by an increase in headcount, a $0.7 million increase in accounting and consulting expenses incurred in connection with operating as a public company, and a $0.2 million increase in directors and officers insurance expense.

Interest and Other Income, Net

Interest and other income, net increased by $0.6 million to $0.7 million for the three months ended September 30, 2018 from $0.1 million for the three months ended September 30, 2017. The increase was primarily due to interest income earned from the investment of the net proceeds from our IPO in July 2018.

Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Increase/ (Decrease)
	(In thousands)
Operating expenses:
Research and development	$42,733	$27,212	$15,521
General administrative	11,588	5,509	6,079
Total operating expenses	54,321	32,721	21,600
Loss from operations	(54,321)	(32,721)	(21,600)
Interest and other income, net	1,165	153	1,012
Net loss	$(53,156)	$(32,568)	$(20,588)

Research and Development Expenses

Research and development expenses increased by $15.5 million, or 57%, to $42.7 million for the nine months ended September 30, 2018 from $27.2 million for the nine months ended September 30, 2017. The increase was primarily due to a $9.6 million increase in third-party costs related to advancing our current clinical programs focused on CRC and NHL with our lead product candidate, 5F9, and associated contract manufacturing costs, partially offset by a $4.3 million reduction in expenses related to increased grant and cost share funding recognized under the CIRM and LLS grants and the Merck collaboration during the nine months ended September 30, 2018. There was also a non-recurring $8.8 million increase in license fees incurred under the Blink asset purchase and Synthon license agreements. In addition, there was a $2.3 million increase in personnel-related costs, including stock-based compensation, driven by increased headcount, partially offset by a $0.9 million decrease in our other preclinical and discovery programs costs.

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
	(In thousands)
Product-specific costs:
5F9	$29,354	$19,786	$9,568
Grant funding and cost share reimbursement	(6,549)	(2,282)	(4,267)
Non product-specific costs:
Stock-based compensation	774	116	658
Personnel-related	6,092	4,444	1,648
Other preclinical programs	4,238	5,148	(910)
License fees	8,824	—	8,824
Total research and development expenses	$42,733	$27,212	$15,521

General and Administrative Expenses

General and administrative expenses increased by $6.1 million, or 110%, to $11.6 million for the nine months ended September 30, 2018 from $5.5 million for the nine months ended September 30, 2017. The increase was primarily due to a $3.1 million increase in personnel-related costs driven by an increase in headcount, a $1.9 million increase in accounting and consulting expenses incurred in connection with becoming a public company, a $0.2 million increase in directors and officers insurance expense, and a $0.2 million increase in rent expense.

Interest and Other Income, Net

Interest and other income, net increased by $1.0 million to $1.2 million for the nine months ended September 30, 2018 from $0.2 million for the nine months ended September 30, 2017. The increase was primarily due to interest income earned from the investment of the net proceeds from our IPO in July 2018 and our preferred stock financings completed during 2017.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. Prior to our IPO, our operations have been financed primarily by net proceeds from the sale and issuance of our preferred stock. As of September 30, 2018, we had $154.0 million in cash, cash equivalents and short-term investments. In connection with our IPO, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $16.00 per share. We received proceeds of $116.3 million, net of underwriting discounts and commissions and estimated offering costs.

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

Based upon our current operating plan, we believe that with our existing capital resources will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash used in operating activities	$(50,918)	$(27,008)
Cash used in investing activities	(66,699)	(10,068)
Cash provided by financing activities	116,626	40,624
Net (decrease) increase in cash and cash equivalents	$(991)	$3,548

Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities of $50.9 million was attributable to a net loss of $53.2 million and a net change of $0.1 million in net operating assets and liabilities, partially offset by a net change of $2.3 million in non-cash charges. The non-cash charges consisted primarily of stock-based compensation of $2.3 million. The change in operating assets and liabilities was primarily due to a $2.2 million increase in in prepaid expense and other current assets driven by additional prepayments made for research and development activities and other receivables, offset by a $0.7 million increase in accounts payable and accrued liabilities resulting from an increase in accrued bonus and the timing of payments, and a $1.4 million increase in deferred grant funding due to research grant award payments received.

During the nine months ended September 30, 2017, cash used in operating activities of $27.0 million was attributable to a net loss of $32.6 million, partially offset by a net change of $4.9 million in net operating assets and liabilities, and $0.7 million in non-cash charges, which consisted of depreciation and amortization and stock-based compensation. The change in operating assets and liabilities was primarily due to a $2.5 million increase in deferred grant funding due to research grant award payments received, a $1.5 million increase accrued liabilities resulting primarily from increases in our research and development activities, and a $1.1 million decrease in prepaid expenses and other current assets resulting from the timing of prepayments made for research and development activities. This was partially offset by a $0.2 million decrease in accounts payable due to timing of payments.

Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $66.7 million related to the purchase of short-term investments of $138.1 million, partially offset by the maturity of investments of $71.5 million.

During the nine months ended September 30, 2017, cash used for investing activities was $10.1 million related primarily to the purchase of short-term investments of $27.0 million, partially offset by the maturity of investments of $17.0 million.

Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $116.6 million related primarily to the net proceeds received from the initial public offering.

During the nine months ended September 30, 2017, cash provided by financing activities was $40.6 million related to the net proceeds from the issuance of preferred stock.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as of September 30, 2018, as compared to those disclosed in the Prospectus as of December 31, 2017, except as discussed below.

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

The sublicense grant was subject to specified conditions, which have now been met. These conditions included our withdrawal of the proceedings opposing the above-mentioned SSB U. S. and European patents and the termination of these proceedings by the USPTO and the EPO. The effectiveness of the release of claims by Synthon and us are subject to (i) SSB agreeing to release us from all claims and liabilities under the USPTO and EPO proceedings and (ii) SSB agreeing to grant us a direct license to the sublicensed patents in the event the license between SSB and Synthon is terminated.

Our sublicense includes the right to further sublicense the applicable patent rights to our collaborators, corporate partners and service providers and covers one named product, which is 5F9. In addition, we have the right to replace 5F9 with a different anti-CD47 product in the event of a development failure of 5F9. We will also have an option to expand our rights to cover a follow-on anti-CD47 product in exchange for a specified option exercise fee. Synthon retains the right to use the licensed patents and to grant other third parties the right to do so.

In exchange, for these sublicenses and option rights, we agreed to pay Synthon an aggregate of up to approximately 40.0 million Euros comprising an upfront payment upon grant of sublicense and the achievement of future regulatory and commercial milestones which comprise the significant majority of the aggregate payments. If we exercise our option right, we will pay Synthon additional amounts upon the achievement of certain regulatory and commercial milestones related to such follow-on anti-CD47 product. In addition, we will be required to pay Synthon an annual license fee and a royalty of a tiered, low single digit percentage on net sales of any approved licensed products. We have the right to buy out our royalty obligations for each licensed product in full by paying Synthon specified lump sum amounts prior to the occurrence of certain defined events.

Off-Balance Sheet Arrangements

During 2017 and the nine months ended September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant is used to determine the exercise price per share of our share-based awards to purchase common stock.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments of $154.0 million and $88.1 million as of September 30, 2018 and December 31, 2017, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with licensors and vendors for research and development services with payments denominated in foreign currencies, including the British Pound and Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Remediation Efforts of Previously Reported Material Weakness

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

We have implemented measures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of this material weakness, including hiring key accounting personnel, engaging technical accounting consulting resources, establishing more formal controls for the review and documentation of the accounting for complex non-routine transactions, establishing more formal policies and procedures related to the accounting for our procurement and vendor payment process, and creating a formal month-end close process.

Our management believes that these and other actions taken to remediate this material weakness have been fully implemented as of September 30, 2018 and that the previously reported material weakness had been remediated. However, we cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2017 in accordance with the provisions of the Sarbanes-Oxley Act, and will not be required to attest formally to the effectiveness of our internal controls over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act. If other material weaknesses or other deficiencies occur, or currently exist, our ability to accurately and timely report our financial position could be impaired, which could result in a misstatement of our financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immuno-oncology company with a limited operating history. Since inception in 2014, we have not generated any revenue and have incurred significant operating losses. Our net loss was $19.5 million, $44.9 million and $53.2 million for 2016, 2017 and the nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $122.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $154.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our cash and capital expenditure requirements through at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Competition may further increase as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. We are aware that Celgene Corporation, Trillium Therapeutics Inc., ALX Oncology Ltd, Arch Therapeutics, Inc., Surface Oncology, Inc., Novimmune SA, OSE Immunotherapeutics SA, Aurigene Discovery Technologies Ltd and Innovent and others are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have licensed a patent estate from The Board of Trustees of the Leland Stanford Junior University, or Stanford. In addition, we have filed our own patent applications, and acquired patent applications from Blink Biomedical and as of September 30, 2018, the only patent applications solely owned by us are provisional patent applications and PCT applications, and we do not own any issued patents.

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

In July 2018, we entered into a settlement and license agreement with Synthon Biopharmaceuticals B.V., or Synthon. Under the agreement, we agreed to discontinue our ongoing oppositions and challenges at the EPO, and the USPTO, directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening, or SSB, that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. We also agreed to request the withdrawal of such proceedings with the USPTO and EPO. In return Synthon agreed to grant us a non-exclusive, worldwide sublicense to certain patents they have licensed from SSB, including the SSB patents we are opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as 5F9 or an alternate anti-CD47 product) to treat cancer in combination with other antibodies. Pursuant to the agreement, we and Synthon, have each agreed to release the other party (and we have agreed to release SSB) from all claims and liabilities relating to the USPTO and EPO proceedings.  Please see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments – License Agreement” for further information regarding the settlement and license agreement.

We may need to obtain additional licenses to use our anti-SIRPα antibodies for the treatment of cancer or risk litigation in connection with our commercialization of anti-SIRPα antibodies to treat cancer. Such licenses may not be available at all or may not be available on commercially reasonable terms such that we may be required to pay significant fees and royalties to secure licenses to the applicable patents. Moreover, such licenses, like our sublicense from Synthon, may only be non-exclusive, in which case our ability to stop others from using or commercializing technology and products similar or identical to ours may be limited. If we are unable to obtain and maintain such licenses, we may need to cease the commercialization of 5F9 and other anti-CD47 antibodies or anti-SIRPα antibodies in combination with other antibodies, to treat cancer. The existing and any potential future legal proceedings relating to these patents could cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. If we are unsuccessful in our challenges to these patents and become subject to litigation or are unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business, financial condition, results of operations and prospects.

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

As of September 30, 2018, we had 53 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon our common stock outstanding as of September 30, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own a significant amount of our outstanding common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus. As of September 30, 2018, we have used approximately $22.4 million of the net offering proceeds primarily to fund the 5F9 clinical activities and other preclinical programs.

Repurchase of Shares of Company Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Forty Seven, Inc.	8-K	001-38554	3.1
3.2	Amended and Restated Bylaws of Forty Seven, Inc.	S-1	333-225390	3.4
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	333-225390	4.1
10.1+	Settlement and License Agreement, by and between Forty Seven, Inc. and Synthon Biopharmaceuticals B.V. dated July 16, 2018.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
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

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forty Seven, Inc.

Date: November 13, 2018	By:	/s/ Mark A. McCamish
Mark A. McCamish, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Ann D. Rhoads
Ann D. Rhoads
Chief Financial Officer (Principal Financial and Accounting Officer)