Form 10-K
period 2018-12-31
Forty Seven, Inc.
filed 2019-03-28
CIK 1667633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38554

FORTY SEVEN, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4065674
( State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1490 O’Brien Drive, Suite A
Menlo Park, California 94025	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 352-4150

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☐   NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $179.7 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market of $16.00 per share.  Although the Registrant commenced trading on the Nasdaq Global Select Market on June 28, 2018, the Registrant’s initial public offering did not close until July 2, 2018.  This calculation assumes (i) the conversion of all outstanding shares of the Registrant’s preferred stock into common stock immediately upon the closing of the Registrant’s initial public offering and (ii) the issuance of the 7,035,000 shares of common stock in connection with the Registrant’s initial public offering.

As of March 15, 2019, the Registrant had 31,271,913 shares of common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and portions of such are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a clinical-stage immuno-oncology company focused on developing novel therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, 5F9, can transform the treatment of cancer. 5F9 has demonstrated promising activity in six Phase 1b/2 clinical trials in which we have treated over 290 cancer patients with solid or hematologic tumors. In addition, we have two additional product candidates in preclinical development; FSI-189 an anti- SIRPα antibody and FSI-174 an anti-cKIT antibody.  We hold worldwide rights to all of our product candidates.

We focus our efforts on targeting the CD47 pathway as a way to engage macrophages in fighting tumors. Macrophages function as first responders, swallowing foreign and abnormal cells, including cancer cells, and mobilizing other components of the immune system including T cells and antibodies. Cancer cells use CD47, a “don’t eat me,” signal, in order to evade detection by the immune system and subsequent destruction by macrophages. Overexpression of CD47 is common to nearly all types of tumors and is also correlated with poor prognosis in multiple cancers including acute myelogenous leukemia, or AML, colorectal cancer, or CRC, gastric cancer, lung cancer, Non-Hodgkin’s lymphoma, or NHL, and ovarian cancer. Despite the central role of macrophages as cell-eating scavengers and first responders, the pharmaceutical industry is only beginning to bring this key group of cells into the fight against cancer.

Our company was founded by leading scientists at Stanford University who uncovered the fundamental role of CD47 in cancer evasion. They discovered that CD47 sends out a “don’t eat me” signal to macrophages that prevents macrophages from ingesting abnormal cells. This has been supported by multiple lines of evidence, including elevated levels of CD47 in a wide range of cancer cells and an observed correlation of a decrease in survival in patients with high levels of CD47.

Preclinical work performed in the laboratory of our co-founder, Irv Weissman, at Stanford University and at Forty Seven demonstrated that:

•	Blocking the CD47 “don’t eat me” signaling pathway leads to elimination of many types of tumors and increased survival;
•	Boosting an “eat me” signal found on cancer cells using tumor targeting antibodies results in a synergistic effect with blocking CD47;
•

Macrophages digest cancer cells in a process called phagocytosis and present tumor-specific antigens that can activate T cells against the cancer, thus creating the potential for synergy with T cell checkpoint inhibitors; and

•	Inducing an “eat me” signal on cancer cells using certain chemotherapies results in improved targeting of tumor cells which is synergistic with blocking CD47.

Our clinical trials are investigating four different strategies for developing CD47 therapies: as a monotherapy, in combination with tumor targeting antibodies, in combination with chemotherapies and in combination with checkpoint inhibitors, in a wide variety of tumors, including both solid and hematological cancers.

The targeting of CD47 to make cancer cells susceptible to macrophages, a component of the innate immune system, is analogous to the approach used with checkpoint inhibitors and T cells, a component of the adaptive immune system. In less than five years on the market, T cell checkpoint inhibitors have become frontline therapies for certain cancers and we estimate that they generated over $9 billion in sales in 2017. Despite the success of T cell checkpoint inhibitors, these therapies have been shown to be effective only in a subset of tumors, highlighting the need for additional therapies. Analogous to the way cancer cells overexpress PD-L1 to avoid attack by T cells, cancer cells overexpress CD47 as a way to avoid destruction by macrophages. We believe targeting CD47 represents a compelling and complementary approach.

Our lead product candidate, 5F9, is a humanized IgG4 subclass monoclonal antibody against CD47 that is designed to interfere with recognition of CD47 by the SIRPa receptor on macrophages, thus blocking the “don’t eat me” signal. The design of 5F9 combined with our proprietary dosing regimen overcomes the toxicity limitations of previously tested anti-CD47 therapies. Across all study populations, 5F9 has been well tolerated with no maximum tolerated dose, or MTD, observed in any study despite dosing up to 45 mg/kg. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells that leads to a temporary and reversible anemia. Other reported treatment related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate severity and were generally easily managed. See “Business—Our Lead Product Candidate, 5F9—Safety Profile of 5F9.”

We have treated over 290 cancer patients with 5F9 as a monotherapy, in combination with tumor targeting antibodies, in combination with chemotherapies and in combination with T-cell checkpoint therapies. While the primary goal of our trials has been to demonstrate safety, we also observed early signs of clinical activity in multiple tumor types.

In our ongoing monotherapy trials, 5F9 treatment has demonstrated biological responses including a confirmed partial response and multiple cases of stable disease in Phase 1 patients with refractory AML. In biologic responders, we confirmed the presence of macrophages in tumor tissues and we observed that other components of the immune system, including T cells, had been recruited.

We are also investigating 5F9 as a monotherapy in ovarian cancer and other solid tumors. In a Phase 1 trial of 5F9, we observed confirmed partial responses in 2 out of 21 evaluable patients in a cohort with ovarian cancer receiving either 20 mg/kg or higher doses of 5F9, as of April 2018. Both were heavily pre-treated patients failing seven or more previous treatment regimens. One of these patients had a durable partial response of more than six months in duration.  We believe the signals from these monotherapy trials have been encouraging, however, the limited responses in these late stage patients are not adequate to trigger a registration trial as a single agent.

We are also pursuing multiple trials of 5F9 in combination with tumor targeting antibodies and chemotherapies in order to test the synergistic potency of these combinations. We believe that we can enhance the effect of 5F9 on cancer by using tumor targeting antibodies that bind to cancer cells and present an “eat me” signal to macrophages. Hence, we are combining 5F9 with tumor targeting antibodies such as rituximab and cetuximab. Based on our preclinical research and on publications by academic groups, we believe that this combination of an “eat me” signal by these antibodies and the blocking of a “don’t eat me” signal by 5F9 could be highly effective. We are conducting a Phase 1b/2 combination trial using 5F9 and rituximab in patients with relapsed and refractory NHL. As of April 2018, 30 patients with refractory NHL have been evaluated in Phase 1b/2 and 14 (47%) have had an objective response during the dose finding study of 5F9 in combination with rituximab. In 10 (33%) of these patients, we observed a complete response, an uncommon therapeutic finding for such a heavily pre-treated population. In November 2018, the Phase 1b NHL findings were published in the New England Journal of Medicine.  Based on our application summarizing the early NHL trial data, the FDA granted Fast Track designations to 5F9 for the treatment of both relapsed and/or refractory diffuse large b cell lymphoma, or DLBCL, and relapsed and/or refractory follicular lymphoma, or FL, in April 2018. Having obtained Fast Track status, we held an end of Phase 1 meeting with the FDA in July 2018 to further discuss our NHL trials. Interim results from this trial are expected in mid-2019. We are also conducting a Phase 1b/2 combination clinical trial using 5F9 and cetuximab in patients with CRC. Results from this trial are expected in the second half of 2019.

We are also exploring a combination of azacitidine, a chemotherapeutic, with 5F9 in patients with untreated AML and myelodysplastic syndromes, or MDS.  We have shown in preclinical studies that azacitidine induces “eat me” signals on AML cells which leads to enhanced phagocytosis when combined with 5F9.  These results were presented at the 2018 American Society of Hematology meeting. We are conducting a Phase 1b trial of 5F9 with azacitidine in untreated AML and MDS patients to evaluate the safety and efficacy of this combination therapy. Initial results are expected in mid-2019.

We believe there is a strong rationale to combine 5F9 and T cell checkpoint inhibitors and we plan to pursue combination clinical trials in both solid and hematological tumors. 5F9 induces a potent anti-tumor T cell response by enabling macrophages to ingest cancer cells and present antigens derived from these cancer cells to T cells. Thus, we believe the combination of a T cell checkpoint inhibitor with 5F9 is likely to further enhance an anti-tumor T cell response and to further mobilize both the innate and adaptive immune systems to eliminate cancer.

In early 2018, we announced clinical trial collaboration and supply agreements with two pharmaceutical companies to combine 5F9 with PD-L1 checkpoint inhibitors, while retaining full economic rights to our products. Pursuant to these agreements, we are conducting clinical trials with Merck KGaA on the combination of 5F9 with BAVENCIO (avelumab) in ovarian cancer patients; and with Genentech, a member of the Roche Group, on the combination of 5F9 and TECENTRIQ (atezolizumab) in patients with bladder cancer and in patients with AML. The avelumab combination trial is underway and we dosed the first patient in June 2018. We believe the combination trials with atezolizumab will be initiated in the second half of 2019. We will supply 5F9, and Merck KGaA and Genentech will supply their respective drug products for these trials.

Our company was founded by leading scientists at Stanford University who uncovered the fundamental role of CD47 in immune regulation and applied these findings to the field of immuno-oncology. We have an exclusive license to this technology and to our lead product candidate, 5F9, from Stanford. Our goal is to accelerate regulatory approval of 5F9 through execution of multiple clinical trials in parallel to identify areas of highest efficacy. We have assembled a team of executives with broad industry experience in biologics and other therapeutics, as well as strong academic and clinical backgrounds. Our management team has worked for pharmaceutical and biotechnology companies such as Abbott Laboratories, Amgen, Genentech, Gilead, Janssen R&D, PDL Biopharma, Inc., Premier Research, Sandoz Inc. and Zogenix. We have funded our operations to date primarily from the issuance and sale of our preferred stock to investors, including Lightspeed Venture Partners, Sutter Hill Ventures, Clarus, GV and Wellington Management Company, as well as, through the proceeds of our initial public offering, or IPO, of common stock which closed on July 2, 2018. We have supplemented funding through the receipt of government and private grants. We are eligible to receive up to $19.2 million in grants from CIRM and LLS as financial support for our clinical trials in AML, CRC and NHL, of which $13.5 million has been received through December 31, 2018.

Select Corporate Highlights for 2018 and early 2019

●

We expanded our board of directors to include two independent Directors, Ian T. Clark, the former Chief Executive Officer of Genentech, and Kristine M. Ball, the current chairperson of our Audit Committee.

●	We completed our executive team with the key hire of Ann D. Rhoads, our Chief Financial Officer.

●

We formed a Scientific Advisory Board of leading scientists in the field of immunotherapy and oncology to support the company in advancing 5F9 for the treatment of hematologic and solid tumors. The initial members of Forty Seven’s Scientific Advisory Board include Nobel Laureate James Allison, Ph.D., Ronald Levy, M.D., Padmanee Sharma, M.D., Ph.D. and Louis Weiner, M.D.

•	We completed our IPO and our common stock is now listed on The Nasdaq Global Select Market under the symbol “FTSV.” Gross proceeds from the offering totaled $129.4 million.

●

We announced clinical trial agreements with Merck-KGaA and Genentech that co-fund the investigation of 5F9 in combination with checkpoint inhibitors for the treatment of ovarian cancer, bladder cancer and AML.

●	We announced the results of our Phase 1b trial of 5F9 for the treatment of NHL at ASCO and these results were published in the New England Journal of Medicine.

●	Together with our clinical collaborators we advanced the development and understanding of 5F9 including:
-	The initiation of Phase 1b trials of 5F9 in combination with avelumab in ovarian cancer and in combination with azacytidine in AML and MDS.
-	The initiation of the Phase 2 portion of trials of 5F9 in combination with rituximab and cetuximab in NHL and colorectal cancers respectively.
-	The presentation of the following two posters at the American Society of Hematology:

o	RBC-Specific CD47 Pruning Confers Protection and Underlies the Transient Anemia in 5F9 Anti-CD47 “Combination Treatment with 5F9
o	Azacitidine Enhances Phagocytic Elimination of Acute Myeloid Leukemia”

●	Selected a lead candidate for our cKIT program, FSI-174, while continuing preclinical development.

●	Selected a lead candidate for our SIRPα program, FSI-189, while continuing preclinical development.

●

We completed a license agreement with BliNK wherein we acquired all of BliNK’s assets relating to its research and development program for antibodies directed against CD47 and in a subsequent transaction resolved a patent dispute with Synthon and acquired a license to use 5F9 in combination with anti-cancer therapies including rituximab and cetuximab.

●	We successfully defended our European patent number EP 2 242 512, or the EP ’512 Patent, in the European Patent Office’s Opposition Division.

Our Development Pipeline

The following table summarizes our development programs, target indications and current stages of development.

Strategy

Our goal is to transform the treatment of cancer by leveraging our scientific expertise and lead product candidate to engage macrophages to help patients defeat their cancer.

Our strategy includes the following components:

•

Maintain a focus on our core mission of helping patients defeat their cancer. By focusing on patients first, we believe we can realize the full potential of our therapies. Our initial efforts are directed at patients with high unmet medical needs, such as those diagnosed with AML, CRC, NHL or ovarian cancer. We believe there are patients with many other types of cancers that our product candidates can help.

•

Maximize the therapeutic and commercial potential of 5F9 by exploring its treatment of both solid and hematological tumors. Based on our understanding of the CD47 SIRPa pathway and data from preclinical animal models, we believe 5F9 has the potential to benefit patients in a broad range of tumor types and in combination with other approved oncology therapeutics. We are currently evaluating 5F9 in multiple clinical trials. These trials will read out in 2019 and 2020. Based on these data we expect to initiate additional trials with 5F9 to support regulatory approval and to explore the use of 5F9 in multiple cancer indications.

•

Invest early to secure a clinical and commercial supply of 5F9 to mitigate risk and ensure a timely regulatory approval. Although 5F9 utilizes standard antibody manufacturing processes, we recognize that any regulatory approval requires experience and expertise in the commercial manufacturing of 5F9. In 2016, we completed a strategic manufacturing agreement with Lonza, a global leader in biologics manufacturing. The multi-year arrangement helps ensure sufficient clinical material for our existing trials and provides a path to generate the required manufacturing information that is part of a BLA and initial commercial supplies.

•

Pursue collaborative relationships and in-licensing opportunities to help advance and expand our product candidate portfolio. In addition to our internal drug discovery and development efforts, we plan to identify and pursue strategic collaborative relationships, partnerships and in-licensing opportunities to enhance the development of our current programs and access additional novel product candidates. As examples, in January 2018 we announced clinical trial collaboration and supply agreements with both Merck KGaA and Genentech to explore the utility of 5F9 in combination with approved checkpoint inhibitors. As part of those collaborations, we initiated the combination trial with avelumab in ovarian cancer in June 2018.

•

Prepare for an active role in commercialization in the United States while considering opportunities to engage with partners to access commercialization capabilities outside the United States. We have worldwide rights to 5F9. If 5F9 receives marketing approval in the United States, we intend to commercialize it with our own focused, specialty sales and marketing organization. We may explore partnering with a third party to commercialize and market 5F9 in certain geographies outside the United States.

•

Leverage our knowledge and expertise in immune system and cancer biology to develop a pipeline of novel therapeutics. We intend to utilize CD47 and its associated immune activation pathways to their fullest potential to help patients defeat their cancer. This includes the development of our existing programs and the pursuit of new programs in the future.  As an example, we recently advanced the product candidate FSI-174 for our cKIT program.  The cKIT program extends the utility of anti-CD47 therapies to antibody conditioning regimens for a variety of transplant indications.

Scientific Background

The Role of Macrophages in the Treatment of Cancer

The innate and adaptive components of the human immune system form a complex organization of tissues, cells and proteins that serve to protect the body from invading pathogens. For the body to mount an effective response to a foreign cell or a cancer cell, the innate and adaptive immune systems must generally work in concert.

Macrophages, a key component of the innate immune system, serve as a first line of immune defense and initiate an immune response based on non-specific signals of foreign or abnormal cells. Macrophages also play a key role in alerting cells of the adaptive immune system to the presence of potential targets such as cancer cells. By making cancer cells susceptible to macrophages, we believe that our therapeutic candidates can be effective both as a monotherapy and in combination with other immunotherapies, such as the PD-1/PD-L1-directed and CTLA-4-directed checkpoint inhibitors.

The Role of Macrophages in the Innate and Adaptive Immune Response

The innate immune system, of which macrophages are a key component, serves as the first line of immune defense. Macrophages specialize in engulfing and digesting cellular debris, foreign substances, invading microorganisms and other cells. Macrophages determine what to attack by recognizing certain “eat me” signals common to pathogens or cancer cells.

Macrophages also play a key role in alerting highly-specialized cells of the adaptive immune system to the presence of potential targets, including cancer cells. Although these highly specialized adaptive immune cells take longer to mobilize, they are capable of providing long-term, effective protection against specific antigens and, importantly, can recall antigens to which they have previously been exposed. As first responders, macrophages swallow the abnormal cells in a process called phagocytosis, digest them and recruit and activate the second line of defense, the adaptive immune system.

Interfering with Suppression of Immune Signaling Pathways

A critical capability of both the innate and adaptive immune systems is the ability to distinguish cells that are normally found in the body from foreign invaders. Components of both immune systems rely on the presence of certain surface proteins on cells that serve as markers for normal cells to prevent immune attacks. For the innate immune system, CD47 is expressed on cells throughout the body and functions as a “don’t eat me” signal to prevent attack by macrophages. Similarly, for the adaptive immune system, PD-L1 expression prevents attack by T cells.

Recent developments in the field of immuno-oncology have demonstrated that interfering in the PD-L1-based immune suppression system allows the adaptive immune system to attack cancer cells, resulting in significant reduction in tumor burden and increasing overall survival in some cancers. These therapies are generally referred to as checkpoint inhibitors and include both therapies that target PD-1 or PD-L1 such as nivolumab, pembrolizumab, atezolizumab, durvalumab and avelumab as well as therapies such as ipilimumab that target another checkpoint known as CTLA-4. These agents, all of which target the adaptive immune system, have resulted in remarkable efficacy in some patients and, as of September 2018, were the focus of 2,250 active clinical trials.

To date, there have been no therapies approved that target the CD47 checkpoint of the innate immune system. Preclinical data have demonstrated that binding by a CD47 antibody increases antigen presentation by macrophages and stimulates the development of anti-tumor cytotoxic T cell responses. We believe that by targeting CD47 and activating the macrophage and other components of the innate and adaptive immune system, we can create a new class of therapies with the potential to treat multiple types of solid and hematological tumors.

The below table outlines our macrophage-focused approach targeting the innate immune system as compared to T cell checkpoint inhibitors targeting the adaptive immune system.

The Role of CD47 in the Treatment of Cancer

There are two opposing mechanisms that macrophages rely on to determine whether to attack a cell: one set of markers found on some cells, including bound IgG and calreticulin, triggers an “eat me” signal; the other, centered around CD47, found on both healthy cells as well as many cancer cells, sends a “don’t eat me” signal. This “don’t eat me” signal is essential to prevent macrophages from attacking. Macrophages recognize CD47 through a receptor, SIRPa, that can specifically bind to CD47. Binding of SIRPa receptors on macrophages to CD47 on cancer cells prevents macrophages from attacking and digesting these cancer cells. Macrophages only remove cells whose balance of “eat me” signals outweigh the CD47 “don’t eat me” signals.

Nearly all types of tumors overexpress CD47 as a way to avoid the innate immune system. Sending this “don’t eat me” signal prevents the initial attack by macrophages and other phagocytic cells. Because these cancer cells are not digested, the macrophages cannot present components of the cancer cells to the adaptive immune system thereby preventing the activation of T cells that could specifically target them. Expression of CD47 by cancer cells can thus render these cells invisible to innate immune recognition. Interfering with CD47 binding to SIRPa has the potential to activate an immune response to cancer cells that is upstream of current checkpoint inhibitors that target PD-1/PD-L1 or CTLA-4. As shown in the following figure the overexpression of CD47 in many types of cancer has been demonstrated by a variety of scientific techniques.

Overexpression of CD47 is associated with poor prognosis in multiple cancers including AML, gastric cancer, lung cancer, NHL and ovarian cancer. In CRC patients with tumors containing high levels of macrophages and low levels of CD47 have increased long-term survival.

The progression from normal cell to cancer cell involves changes in genes and/or gene expression that can subvert normal cellular control mechanisms, and overexpression of CD47 represents an important checkpoint allowing the cancer cells to survive. In animal models, CD47-blocking antibodies have been shown to inhibit human cancer growth and metastasis by enabling the phagocytosis of cancer cells. CD47-blocking antibodies have been shown to exhibit potent synergy with tumor targeting monoclonal antibodies, such as rituximab, cetuximab and trastuzumab. Thus, we believe CD47 has a strong potential as a therapeutic target for the treatment of a variety of cancers.

Our Lead Product Candidate, 5F9

Our lead product candidate, 5F9, is a humanized IgG4 subclass monoclonal antibody against CD47 that is designed to interfere with recognition of CD47 by the SIRPa receptor on macrophages. By blocking this recognition, 5F9 removes a key self-recognition or “don’t eat me” signal, which allows the innate immune system to attack and dispose of cancer cells. We are currently investigating 5F9 in multiple Phase 1 and Phase 2 trials in various cancers including AML, CRC, NHL, and ovarian cancer, as both a monotherapy and in combination with other therapies such as rituximab, cetuximab, avelumab and azacitidine.

The following figure shows the mechanism of action of 5F9.

5F9 activation of macrophages to attack cancer cells can be further stimulated in combination therapies by supplying a tumor targeting antibody that can specifically recognize tumor-specific antigens. By binding to cancer cells, these antibodies become an “eat me” signal to macrophages. There are many tumor-specific antibodies in current clinical practice in oncology, including rituximab, approved for various lymphomas and some types of leukemia, and cetuximab, approved in CRC and certain head and neck cancers. The following figure shows the mechanism of action of 5F9 in combination with a CD20 therapeutic antibody, such as rituximab.

Importantly, most normal cells lack an “eat me” signal and are therefore unaffected by the blocking of CD47.

5F9 Clinical Trials

5F9 monotherapy trials started in 2014 at a clinical trial center at Stanford University and in 2015 at a clinical trial center at Oxford University. The clinical trials with 5F9 and tumor targeting antibody combinations started in 2016 at multiple trial centers in the United States and United Kingdom. We currently have trials taking place in over 20 clinical centers in the US and the UK. We have treated over 290 cancer patients in the Phase 1 trials with 5F9 both as a monotherapy and in combination with therapeutic antibodies such as rituximab, cetuximab and avelumab. The primary endpoint of these trials was to determine the MTD and dose limiting toxicities, or DLTs, in addition to objective anti-tumor responses. No MTD has been achieved in any trial despite maximum tested doses of 45 mg/kg weekly. The MTD for our trials was defined using the standard Phase 1 trial definition of being the highest dose level tested that generated a DLT rate of less than 33% in at least 6 evaluable patients. Secondary endpoints of these trials include evaluation of the serum concentrations of 5F9 and measures of clinical activity including how long patients responded to 5F9 and combination therapies, and their overall survival. These trials completed enrollment in 2018 and formal statistical analyses are ongoing.

Our reported results use clinical assessment criteria that are in broad use as standard endpoints in solid tumor and lymphoma trials. In brief, patient tumor size is assessed at approximately eight week intervals by CT or MRI scan while on treatment and the greatest reduction or smallest increase in tumor size is reported as the “best response” per the criteria below. Patients who withdrew from the trial after receiving drug are reported by their best assessment if they completed an assessment or as “progressive disease” if they did not. The specific response measurements are RECIST 1.1 for ovarian and CRC trials, and the Lugano classification for NHL trials. Per RECIST criteria, a “partial response” is a result in which the tumor shrinks at least 30% without the growth of new tumors and a “complete response” is the abolishment of tumor mass without new tumor growth. Per Lugano criteria, a “partial response” is a result in which the tumor shrinks at least 50% or in which the metabolic activity of the tumor has reduced activity compared to baseline, without the growth of new tumors. A “complete response” is a result with the abolishment of tumor mass or tumor metabolic activity without new tumor growth. Patients with “objective responses” are those with either a partial or a complete response. Per RECIST criteria, a patient with “stable disease” has a tumor size that is between a less than 30% reduction and less than 20% growth without growth of new tumors. Per Lugano criteria, “stable disease” is defined as less than a 50% reduction in tumor size and less than 50% growth or no increase in metabolic tumor activity, without growth of new tumors. In our AML trials, response assessment criteria were per ELN 2017 recommendations. Using these criteria, the best monotherapy responses we observed were a “partial response” and cases of “stable disease,” which are defined as patients who lack a partial or complete response yet did not exhibit disease progression. Progression in AML is defined by increases in blast (or cancer) cells and in partial and complete responses there is a substantial reduction in blast cells. In addition, we report “biological responses” that indicate notable biological changes in the bone marrow that were associated with 5F9 therapy but did not meet the definition of a partial or complete response.

5F9 in B-cell Non-Hodgkin’s Lymphoma

Combination Trial and Early Signs of Clinical Activity

Our most advanced ongoing clinical trial is an open-label, multi-site Phase 1b/2 trial of 5F9 in combination with rituximab in patients with relapsed or refractory NHL. The rationale behind this combination trial is to release the CD47 inhibition of the innate immune system, thus eliminating the “don’t eat me” signal, and use rituximab to provide the “eat me” signal through its binding to CD20 on the surface of NHL cells. We began recruitment in November 2016 and, as of April 2018, we had evaluated 30 patients in the Phase 1b/2 trial and continued to enroll patients in the Phase 2 portion. We anticipate enrolling at least 70 patients in this trial. In the Phase 1b portion of this trial, patients received full doses of rituximab with cohorts evaluating escalating doses of 5F9. The Phase 2 portion of this trial has separate treatment arms for relapsed or refractory patients with non-aggressive, or indolent FL, and those with aggressive DLBCL.

As of April 2018, we have obtained clinical response data from 30 patients in this Phase 1b/2 trial receiving 10 mg/kg, 20 mg/kg or 30 mg/kg 5F9. Progression of the disease was controlled in 17 patients (57%), and 14 patients (47%) displayed an objective response. Ten patients (33%) were reported to have a complete response and 4 patients (13%) were reported to have partial responses. Importantly, the rate of clinical response increased with the

5F9 dosage. Clinical activity was observed in both DLBCL and FL patients. This is notable because these patients all entered the trial after failing multiple lines of previously approved therapies, including rituximab. Particularly, multiple complete remissions have been observed in both DLBCL and FL patients, which are uncommon given the heavily pre-treated nature of these patients. For example, one DLBCL patient had failed four lines of prior therapy and entered the trial with extensive disease that was rapidly progressing. After treatment for eight weeks, this patient achieved a complete response, with no evidence of lymphoma lesions or bone marrow disease.

The figure below shows the preliminary results as of April 2018 from a Phase 1b/2 trial of 5F9 in combination with rituximab in relapsed or refractory NHL. Complete and partial response were evaluated by the Lugano criteria, which measures tumor size and metabolic activity.

A secondary analysis of Phase 1b patients (n=22) in the NHL trial showed a trend with higher incidence of responses at higher doses.  This trend was not statistically significant given the low number of patients but as a result we expanded the number of cohorts in Phase 2 to explore both higher doses and a more intensive loading dose regimen.

An important consideration is the effect of rituximab treatment. Rituximab refractory is defined as nonresponse to a rituximab-containing regimen (monotherapy or combined with chemotherapy) or progression during any prior rituximab-containing regimen or progression within six months of the last rituximab dose in the induction or maintenance settings. A full 90% of responders met this definition of being rituximab refractory before dosing. Failure of prior therapies containing rituximab did not prevent patients from responding to the combination of 5F9 and rituximab in this trial. As of April 2018, approximately 90% of the patients who had an initial response continue to respond, suggesting durability. The duration of response is the time between initial response and subsequent disease progression or relapse. A common measure of durability is the midpoint of all responding patients’ response durations (the median duration of response). When the median duration of response is reached, 50% of patients will have relapsed and 50% will still be in response. As of April 2018, the median duration of response had not been reached for either Phase 1b DLBCL or FL patients and the median time on treatment was over six months and eight months for DLBCL and FL patients, respectively. We have observed some patients with extended responses or improving responses. For example, 1 patient continued in complete remission for over 14 months on treatment. Furthermore, 2 DLBCL patients converted to complete responses in follow-up assessments after an initial assessment of stable disease and partial response, respectively. While these results represent early data from a limited number of patients, the clinical activity reported is comparable to the durable response rates (responses of greater than eight months duration) seen with other approved therapies such as the CAR-T product YESCARTA (axicabtagene ciloleucel) in DLBCL and the kinase inhibitors ALIQOPA (copanlisib) and COPIKTRA (duvelisib), in FL. Furthermore, 5F9 has been well tolerated to date with no MTD observed, is easy to administer and in the majority of responding patients begins to show clinical activity at the first assessment made at eight weeks. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate in severity and were generally easily managed. See “Business—Our Lead Product Candidate, 5F9—Safety Profile of 5F9.” These attributes may make 5F9 suitable for a broad range of patients. Based on our application summarizing the early NHL trial data, the FDA granted Fast Track designations to 5F9 for the treatment of both relapsed and/or refractory DLBCL and relapsed and/or refractory FL in April 2018.

The Phase 1b/2 portion of the NHL trial is ongoing and we anticipate presenting updated results including durability of responses and response rates from multiple dosing regimens at a major medical conference in mid-2019.

Market Opportunity

We believe there is a broad market opportunity for 5F9 in the treatment of NHL. B-cell NHL is a diverse group of cancers derived from B cells. The American Cancer Society estimated that 74,680 people would be diagnosed with NHL in the United States in 2018. The natural progression of NHL varies widely across multiple forms, including aggressive forms such as DLBCL and more slowly growing or indolent forms such as FL, which according to a publication in Frontiers in Oncology in 2013, account for 31% and 22% of all NHL cases, respectively. Without treatment, survival of aggressive NHL, such as DLBCL, is only a few months in duration.

As with other B cell lymphomas, FL and DLBCL cells express CD20 on the cell surface. Monoclonal antibodies targeting CD20 are a key component of current therapy for B cell lymphomas. Rituximab was the first anti-CD20 monoclonal antibody developed and approved for the treatment of B cell NHL. The addition of rituximab to combination chemotherapy could result in an approximately 10-15% overall increase in survival at one year in patients of all ages. Unfortunately, not all patients respond to rituximab and of those that initially responded after treatment with rituximab as a monotherapy, but subsequently relapsed, a study has shown that approximately 60% are resistant to rituximab.

In 2017, a new approach to treating DLBCL known as CAR-T cell therapy was approved. This therapy requires removing blood stem cells from patients, genetically modifying them in the lab to attack DLBCL cells and transplanting them back into the patient, a process which can take several weeks. Although this approach has had some success, there remain significant safety limitations. This therapy is not available to patients who have highly proliferative disease, who cannot wait for treatment, or who cannot tolerate the transplantation procedure. We believe that 5F9 will not have these limitations.

5F9 in Ovarian Cancer

Monotherapy Trial and Early Signs of Clinical Activity

The first in human trial of 5F9 as a monotherapy was a multi-arm trial designed to test the safety and tolerability and to determine dosing in patients with advanced solid tumors. The trial began in August 2014 and, as of April 2018, we have observed confirmed partial responses in 2 out of 21 evaluable patients in a cohort with ovarian cancer receiving either 20 mg/kg or higher doses of 5F9, as of April 2018. Both were heavily pre-treated patients failing seven or more previous treatment regimens. One of these patients had a durable partial response of more than six months in duration. Although the monotherapy response we saw was encouraging, we now believe the response rate in these late phase patients is not sufficient to justify a registrational trial. However, these observations, along with preclinical data, supported our clinical collaboration with Merck KGaA in the 5F9 avelumab combination study.

Combination Trial with Checkpoint Inhibitor

In January 2018, we announced a clinical trial collaboration with Merck KGaA to test 5F9 in combination with the T cell checkpoint inhibitor avelumab in ovarian cancer patients. We believe 5F9 activity will be enhanced due to avelumab binding PD-L1 on the cancer cells and stimulating phagocytosis via binding of the IgG1 isotype antibody to macrophage receptors. We selected the combination of 5F9 and avelumab based on the unique dual ability for avelumab to enhance both a T cell response as a checkpoint inhibitor and serve as a tumor-targeted antibody. Since PD-L1 is expressed on cancer cells, antibodies that target PD-L1 could serve as a tumor targeting antibody, similar to rituximab and cetuximab in NHL and CRC, respectively. However, an active Fc domain capable of inducing antibody-dependent cellular phagocytosis is required. Avelumab is the only fda approved T cell checkpoint inhibitor targeting PD-L1 that has an active IgG1 Fc domain. Thus, the combination of 5F9 and avelumab may be a key competitive differentiator for combination strategies of CD47 blocking agents and checkpoint inhibitors. Indeed, our preclinical studies demonstrate that the addition of avelumab to 5F9 significantly enhances macrophage phagocytosis of cancer cells.  In June 2018, we dosed the first patient of a Phase 1b trial in relapse refractory ovarian cancer patient. We expect to share initial results of the ovarian avelumab combination trial at a major medical conference in the second half of 2019.

Market Opportunity

The Centers for Disease Control and Prevention, or CDC, estimates that ovarian cancer is the fifth leading cause of cancer death in women in the United States with over 20,000 women in the United States diagnosed with ovarian cancer and approximately 14,000 die from this disease each year. The International Agency for Research on Cancer estimates that, worldwide, there were approximately 225,000 cases of ovarian cancer leading to 140,000 deaths yearly.

Surgery and cytotoxic chemotherapies are widely used to treat ovarian cancer; however, the outcomes have changed little over the last several decades. According to the National Cancer Institute, the relative five-year survival rate has improved only marginally from 43.8%, observed from 2001 to 2007, to 46.5%, observed from 2007 to 2013. Treatment of patients with advanced, relapsed ovarian cancer with a combination of gemcitabine and carboplatin increased the progression free survival to 8.6 months from 5.8 months with carboplatin alone but has had no significant effect on overall survival. Recently a number of products that target poly ADP ribose polymerase, or PARP, a specific component of a DNA repair pathway, have been approved for use in ovarian cancers. These products include olaparib, rucaparib and niraparib. Research published in Molecular Oncology has demonstrated that the efficacy of these products is greatly enhanced in the subset of 5-15% of ovarian cancers with mutations in the BRCA1 and BRCA2 genes. Given the historical lack of improvement in survival rates and limitations of PARP therapies for the majority of cancer patients, we believe 5F9 has the potential to deliver an effective new class of therapy to address this unmet medical need.

5F9 in Colorectal Cancer

Combination Trial and Early Signs of Clinical Activity

We are investigating the combination of 5F9 and cetuximab in an open-label Phase 1b/2 trial in patients with advanced relapsed or refractory solid tumors, including CRC. The trial began in December 2016, and as of December 2018, we had enrolled over 70 patients at multiple sites in the United States. The first arm of this trial was a dose escalation stage with doses of cetuximab increasing up to the standard approved dose level combined with increasing doses of 5F9. Data from the 10 mg/kg, 20 mg/kg and 30 mg/kg cohorts of the Phase 1b portion of the trial is available for 22 patients with CRC. Of these 22 patients, 2 (9%) had a partial response and 9 (41%) had stable disease as their best response. Importantly, at time of data cutoff in April 2018, the initial responding patient had maintained a durable response over eight months that was ongoing. This trial is ongoing and we expect to present data from patients in the Phase 2 arm of this trial in the second half of 2019. The following figure shows the responses in patients from this trial as of April 2018.

Market Opportunity

According to CDC estimates, CRC is the second leading cause of cancer deaths in the United States. The National Cancer Institute estimates that there were 135,430 new cases of CRC and 50,260 CRC related deaths in the United States in 2017. Almost 35% of the patients with a new diagnosis of CRC will die within five years. The risk of CRC increases with age, with 90% of cases diagnosed in individuals 50 years of age or older. Despite effective screening, leading to a reduction in the mortality from CRC, the number of cases remains high and is expected to increase worldwide to 2.2 million by the year 2030.

Treatment of CRC typically involves the use of cytotoxic chemotherapy and radiation. Treatment with anti-epidermal growth factor receptor or EGFR antibodies as a monotherapy or in combination with chemotherapy has been shown to be effective in a subset of CRC patients, however according to a publication in Current Oncology in 2010, over 40% of patients do not respond to anti-EGFR antibody therapies and of those that do, resistance often develops. Specifically, cetuximab is ineffective in patients who have a mutation in the RAS gene, which represents approximately 40% of all patients. In addition, after initial treatments, the currently approved therapies for advanced CRC patients, such as regorafenib and triflouradine/tipracil (TAS-102), have significant toxicities, negligible response rates (less than 2%) and only a minimal survival benefit, increasing median survival by 1.4 to 1.8 months. We believe that there is an unmet medical need for a treatment option that improves outcomes for patients with CRC.

5F9 in Acute Myeloid Leukemia and Myelodysplastic Syndrome

Monotherapy Trial with Signs of Biologic Activity

We are conducting a Phase 1 monotherapy trial in patients with relapsed or refractory AML in collaboration with the University of Oxford at multiple sites in the United Kingdom. Leukemic cells, called blasts or blast precursors, are the main driver and indicator of disease burden in AML. The trial began in November 2015, and reductions in the number of blast cells in patient bone marrow samples have been observed in 7 of the 18 patients (39%) in cohorts receiving 10 mg/kg or higher doses of 5F9, as of April 2018. One of these patients had a 50% decrease in blast count and prolonged stable disease for 11.8 months on study before progressing, which is more than double the average life expectancy for this refractory patient population. This patient also had a significant increase in T cells in the bone marrow during treatment, suggesting that 5F9 may have activated the adaptive immune system.

Combination Trial with Azacitidine

In February 2018, based on additional preclinical data supporting treatment using 5F9 in combination with azacitidine, we initiated a combination trial with azacitidine in AML and MDS patients. This trial is enrolling treatment-naïve patients that have AML and are unfit for intensive induction chemotherapy or have high-risk MDS where the standard of care is VIDAZA (azacitidine). We expect to present data from this follow-on trial at a major medical conference in mid-2019.

Combination Trial with Checkpoint Inhibitor

Based in part on these data and similar observations in preclinical models, in January 2018, we announced a clinical collaboration with Genentech to initiate a clinical trial exploring a combination of 5F9 with atezolizumab in patients with AML.

We have received orphan drug designation from both the FDA and the EMA for AML.

Market Opportunity AML

AML is a hematologic cancer characterized by excessive proliferation of myeloid stem cells and their failure to properly differentiate into mature blood cells. AML is the second most common subtype of leukemia in adults. The American Cancer Society estimates an incidence of approximately 19,500 new cases in the United States in 2018. AML is generally a disease of elderly people, with more than 60% of diagnosed patients being older than 60 years. According to Cancer Research UK, the average five-year survival rate for patients with AML is 20%, but there are significant differences in prognosis depending on several factors, including the age of the patient and the presence of co-morbidities at the time of diagnosis. For patients under the age of 45, the five-year survival rate is approximately 57%, while for those over the age of 65 it is only 6%. There are likely multiple reasons for this difference, including the ability of younger patients to tolerate more aggressive therapy.

Current first-line treatments in AML typically involve aggressive chemotherapy, including alkylating agents and cytarabine potentially followed by stem cell transplantation, for younger patients with the aim to induce and then maintain long-term remission. This therapy is not recommended for older patients or patients with comorbidities, who are often not treated at all or are treated with low dose cytarabine or azacitidine. There is a single biologic, MYLOTARG (gemtuzumab ozogamicin), approved by the FDA for AML. Mean survival in AML patients over 75 years of age treated with gemtuzumab ozogamacin as a monotherapy was 4.9 months versus 3.6 months for those treated with the best supportive care. Significant myeloid and liver toxicities have also complicated the use of gemtuzumab ozogamacin in patients. Other more recently approved therapeutics for AML target subsets of patients with tumors containing specific mutations such as RYDAPT (midostaurin) by Novartis for those with FLT3 mutations and IDHIFA (enasidenib) by Celgene/Agios for those with mutations in IDH2. Additional combinations, such as VENCLEXTA (venetoclax) in combination with azacitidine, have also been recently approved for newly diagnosed AML patients who are age 75 years or older or had comorbidities that precluded the use of intensive induction chemotherapy. Despite these advancements, we believe there is a significant need for a safe, broadly effective AML treatment. CD47 is expressed to a higher degree in AML cells, including leukemia stem cells, than in normal blood cells, making AML an attractive potential indication for 5F9.

Additional Trials: Combinations with Checkpoint Inhibitors

We believe there is a strong rationale to combine 5F9 with T cell checkpoint inhibitors. 5F9 may induce a potent anti-cancer T cell response by enabling macrophages to ingest cancer cells and present antigens derived from these cancer cells to T cells. Thus, the combination of a T cell checkpoint inhibitor with 5F9 is likely to further enhance an anti-cancer T cell response and to further mobilize both the innate and adaptive immune systems to eliminate cancer. In this context, we collaborated with Merck KGaA to test the safety and clinical activity of 5F9 in combination with avelumab, an antibody targeting PD-L1 in patients with ovarian cancer.  Furthermore, we and our partner Genentech, are planning to test the safety and clinical activity of 5F9 in combination with atezolizumab, a monoclonal antibody targeting PD-L1, an adaptive immunity checkpoint, in bladder cancer. We believe that these trials will help us test a key hypothesis by determining whether 5F9 can further enhance the anti-tumor activity of checkpoint inhibitors that already have activity as a monotherapy.  We anticipate atezolizumab combination trials to start in mid-2019.

Safety Profile of 5F9

In our clinical studies, 5F9 has demonstrated signs of early clinical activity while being generally well-tolerated. The design of 5F9, combined with our proprietary dosing regimen, overcomes the toxicity limitations of previously tested anti-CD47 therapies. Across all study populations, 5F9 has been well tolerated with no MTD observed in any study despite dosing up to 45 mg/kg. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells which led to a temporary and reversible anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate in severity and were generally easily managed. Importantly, dosing 5F9 in combinations with other therapeutic antibodies and chemotherapeutic agents did not appear to adversely impact the safety profile of either 5F9 or the combination agent.

Minimizing the Effects on Red Blood Cells

Red blood cells, like other cells in the body, express CD47 as a “don’t eat me” signal to prevent phagocytosis by macrophages. As red blood cells age, the levels of CD47 gradually decrease and the levels of “eat me” signals such as phosphatidylserine or IgG increase such that at some point aged red blood cells are engulfed by macrophages and removed from circulation. The levels of red blood cells in the body, however, are tightly regulated and the removal of aged or damaged red blood cells stimulates the production of new red blood cells. The administration of CD47 antibodies, such as 5F9, would be expected to block the “don’t eat me” signal on red blood cells resulting in premature loss of those aged red blood cells that bear sufficiently high levels of “eat me” signals. Indeed, this predicted loss of red blood cells and the associated anemia has been observed in preclinical studies and clinical trials of 5F9 but it is generally temporary and reversible in nature. The loss of red blood cells is compensated for by reticulocytosis, which is the synthesis of new red blood cells that leads to the gradual resolution of the anemia. Eventually the red blood cell level stabilizes as the average age of red blood cells shifts toward younger cells.

To address this expected anemia, we designed a proprietary dosing regimen into our clinical trials in which clinicians administer a priming dose of 1 mg/kg of 5F9 that is sufficient to eliminate the aged red blood cells and trigger the process of reticulocytosis. A mild anemia with the first priming dose is therefore expected. This priming dose then enables administration of much higher and more efficacious maintenance doses of 30 or 45 mg/kg in subsequent weeks that do not induce further clearance of red blood cells. We believe our approach of administering a priming dose followed by maintenance doses is an important element in mitigating the known on-target effect of anemia that results from therapeutic blocking of CD47.

The initial first-in-human Phase 1 clinical trial of 5F9 was initiated by researchers at Stanford University in 24 patients with relapsed or refractory solid tumors. This design allowed dose exploration of both a priming dose and then potential therapeutic doses of 5F9. Eleven patients were treated in Part A of the trial, which was designed as a dose escalation trial with the goal of establishing a priming dose of 5F9 that would be tolerable while also still fully saturating CD47 on red blood cells. After a single dose of 1 mg/kg of 5F9, approximately 90% of CD47 molecules on red blood cells were blocked, whereas at doses of 0.1 mg/kg and 0.3 mg/kg approximately 50% of CD47 molecules were blocked. The 1 mg/kg dose was well tolerated with no dose-limiting toxicities.

Part B of the trial investigated the safety and tolerability of weekly maintenance dosing of 5F9 in 14 patients treated at 1, 10, 20, 30 and 45 mg/kg, each following a single priming dose of 1 mg/kg. The study showed that this dosing regimen results in an early, temporary decline in hemoglobin levels corresponding to mild to moderate anemia during the first two weeks of starting therapy. In many patients, hemoglobin levels return to baseline by week four or later, even with continued treatment with 5F9 at significantly higher doses. The figure below illustrates the physiological response associated with the priming dose in a solid tumor patient.

An additional common treatment-associated effect related to red blood cells is hemagglutination, or the clumping of red blood cells, which we believe is driven by the direct interaction of 5F9 with CD47 on red blood cells. We observe hemagglutination by microscopic examination of a blood sample typically in conjunction with the initial priming or maintenance doses. In the over 290 patients treated with 5F9 across indications, hemagglutination has not been correlated with significant adverse events or other clinical symptoms.

In order to evaluate the clinical risk of hemagglutination and to monitor for any effects this might have on the microvasculature, our Phase 1 monotherapy trial of 5F9 in solid tumor patients included baseline and weekly high resolution retinal imaging studies during the trial. The 163 scans obtained in solid tumor patients did not reveal any treatment related pathology, outside of a solitary, asymptomatic transient abnormal finding on the retina known as a cotton wool spot in a single patient who did not exhibit hemagglutination. We removed the requirement for retinal imaging due to the lack of significant retinal findings in a protocol amendment, which was accepted by the FDA without any related issues being raised. In addition, we presented at the 2018 American Society of Hematology meeting new information demonstrating that the priming dose utilized on our trials induces an elimination or “pruning” of CD47 from RBCs so that binding of 5F9 would be eliminated.

Patients with AML do not have the bone marrow capacity to stimulate reticulocytosis due to their disease and thus have to rely on blood transfusions to replace aged red blood cells that are eliminated by 5F9 treatment. Hemagglutination continues to be observed in these patients beyond the first or second dose of 5F9 as the transfused blood contains a substantial population of untreated red blood cells. These transfusions have been well tolerated. Similar to solid tumor patients, to date, no clinical consequences have been correlated with hemagglutination.

Other Safety Observations

5F9 has been dosed in over 290 patients with both solid and hematological tumors as of December 2018. Across all study populations, 5F9 has been well tolerated with no MTD observed in any study including in doses of up to 45 mg/kg. The most common treatment-associated effects observed were CD47-mechanism-based effects on red blood cells such as anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. Common drug-related abnormal laboratory observations have included transient hyperbilirubinemia, transient reticulocytosis and spherocytosis, all of which are consistent with the on-target effect of aged red blood cell clearance by 5F9. Lymphopenia was also observed but not associated with any clinical consequences including infections. These findings were more frequent following the first or second infusion, with substantially fewer drug-related events reported beyond the first 28-day treatment cycle. Infusion-associated reactions including fevers, chills, headache, chest/abdominal/back pain and infusion/hypersensitivity reactions are observed in patients with solid tumors and lymphoma during the initial two doses with 5F9 and generally not with subsequent doses. No consistent adverse events were observed at high or extended exposure and there were no consistent overlapping toxicities with other antitumor antibodies. In addition, no significant immune-mediated toxicities found in other T cell checkpoint inhibitors have been observed. Patients have been treated over two years without increases in safety signals.

Summaries of reported adverse events from the solid tumor and NHL combination trials are presented in the figures below.

Pharmacokinetics of 5F9

As part of the Phase 1 solid tumor trial design we measured the concentration of 5F9 in the serum of treated patients at various doses. At doses of 10 mg/kg and above the half-life of 5F9 is approximately two weeks. When dosed weekly at 10 mg/kg and higher the serum concentrations of 5F9 exceeded concentrations associated with activity in preclinical models. Our initial signs of clinical activity in patients with AML, CRC, NHL or ovarian cancers were all observed at doses of 10 mg/kg weekly or higher suggesting our preclinical model results are consistent with our clinical observations. Anti-drug antibodies were detected in 15 of 190 evaluable patients in our clinical trials; however, the presence of such antibodies were not associated with changes in 5F9 pharmacokinetics or clinical consequences. The anti-drug antibody rate for 5F9 (7.7%) is similar to other humanized antibodies.

Preclinical and Translational Data

The role of CD47 as a key component of self-recognition in the innate immune system and its potential role as an immuno-oncology target has been published by Forty Seven and by our founders at Stanford University. These findings have been validated by independent publications from multiple academic groups. Some key findings of this preclinical research include:

•	CD47 is overexpressed in a majority of tumor types;
•	Expression levels of CD47 are correlated with evasion of phagocytosis by macrophages;
•	High expression of CD47 is associated with poor prognosis in patients with hematologic cancer and solid tumors;
•	Antibodies against CD47 promote antitumor activity in over 25 types of tumors including AML, CRC, NHL, ovarian cancer and others;
•	The therapeutic cancer treatment azacitidine can synergize with 5F9 in animal models of AML;
•	Addition of therapeutic cancer antibodies can synergize with CD47 antibodies in animal models including rituximab, cetuximab, trastuzumab and others;
•

CD47 antibody-mediated phagocytosis of cancer cells enables macrophages to present tumor antigens to recruit and activate anti-tumor T cells and therefore can synergize with T cell checkpoint therapies; and

•	Dosing with anti-CD47 induces a “pruning” of the CD47 receptor from red blood cells such that the ability of 5F9 to bind to red blood cells is eliminated over time.

An example of the anti-tumor potential of combining inhibition of the CD47 “don’t eat me” signal by 5F9 and the “eat me” signal from rituximab was observed in a mouse models of NHL. In these models, a highly aggressive human NHL cell line is used to introduce tumors into mice. When given as a monotherapy, 5F9 or rituximab monotherapy was only able to keep the tumor from growing larger. However, when 5F9 and rituximab were dosed together, significant shrinkage of tumors was observed within two to five weeks, as shown in the figure below.

This reduction in tumor burden was associated with a significant improvement in overall survival with the majority of the mice exhibiting the disappearance or near-disappearance of their tumors, as shown in the figure below. This preclinical data and similar preclinical data in other animal models serve as the basis for our ongoing and future clinical trials.

In an in vitro experiment we showed that exposing AML cells to azacitidine induces a specific “eat me” signal called calreticulin.  By combining inhibition of the CD47 “don’t eat me” signal by 5F9 with the “eat me” signal stimulated from azacitidine we observed significant combination activity in mouse models of AML. In these models, a human AML cell line is used to introduce tumors into mice. When given as a monotherapy, 5F9 or azacitidine modestly prolonged survival. However, when 5F9 and azacitidine were dosed together, there was significant shrinkage of tumors and prolonged survival for the animals treated with the combination as shown in the figure below.

Translational Data

Analysis of the levels of 5F9 binding to CD47 during the clinical trials revealed that the priming dose of 5F9 not only triggered clearance of a subset of red blood cells, or RBCs, but also resulted in a near complete loss of CD47 on all RBCs—a phenomenon we term “CD47 pruning.” This pruning effect was RBC-specific; white blood cells and AML bone marrow blasts did not exhibit CD47 pruning. These clinical findings have been recapitulated in preclinical studies in mice and the observations were again RBC specific. We believe the loss of CD47 receptors from RBCs after the priming dose suggests that any 5F9 effects on RBCs during maintenance doses will be substantially reduced. These findings were presented at the American Society of Hematology in 2018 and provide a fundamental insight into the mechanism underlying how 5F9 is safely dosed using our proprietary dosing regimen.

Importance of 5F9 in a Multipronged Approach to Treating Cancer

5F9 has the potential to be an important therapeutic contributing to a multipronged approach to oncology treatment. While the field of immuno-oncology is a growing area of scientific focus, macrophage activation is missing from the current repertoire of biological oncology agents. Agents that target the CD47-SIRPa interaction can address this missing component.

•

Monotherapy. Direct blockage of the CD47-SIRPa interaction enables macrophages to recognize cancer cells via endogenous “eat me” signals such as calreticulin as well as by antibodies to surface expressed antigens. Antibodies that are present endogenously or are provided therapeutically bind to surface antigens on cancer cells leading to their capturing and engulfing by macrophages in a process called antibody dependent cellular phagocytosis or ADCP. To date, no therapies have been approved that release macrophages from CD47-dependent inhibition.  In our Phase 1 trials of 5F9 as a monotherapy we observed signs of clinical activity in AML and ovarian cancer patients validating the CD47 target and providing a foundation for exploring 5F9 in combinations.

•

Combination with Tumor Targeting Antibodies. Antibodies, such as rituximab, that recognize specific cancer cells trigger activation of natural killer or NK cells which result in antibody dependent cellular cytotoxicity or ADCC. Over twenty antibody products have been approved as therapeutics in oncology. These include antibodies that target antigens such as CD20 (rituximab, obinutuzumab, ofatumumab), epidermal growth factor receptor or EGFR (cetuximab, panitumumab), human epidermal growth factor receptor 2 (HER2) (trastuzumab, pertuzumab), among others. These therapeutics represent a mainstay of cancer therapy, but have limited efficacy as monotherapies. Importantly, binding of these antibodies to cancer cells can also provide strong “eat me” signals triggering attack by macrophages.

•

Combination with Checkpoint Inhibitors. Cytotoxic T cells are components of the adaptive immune system that are specialized for targeting specific antigens on cancer cells. These may include naturally derived T cells that target tumor-specific antigens including neoantigens or antigens that arise from mutations within tumors. T cell agents also include a new class of cellular therapeutics such as CAR-T cells that are generated by genetic engineering, such as KYMRIAH (tisagenlecleucel) and YESCARTA (axicabtagene ciloleucel). A series of pharmacological agents known as checkpoint inhibitors have been approved as cancer therapeutics that function by relieving the active suppression of cytotoxic T cell activity. These agents include antibodies against PD-1, such as nivolumab and pembrolizumab, and PD-L1, such as atezolizumab and avelumab, as well as CTLA-4, such as ipilimumab.  T-cell checkpoint inhibitors agents have limited efficacy when used as a monotherapy, and are currently the subject of over 2,250 clinical trials investigating their efficacy when used in combination. Phagocytosis of cancer cells by macrophages results in processing and presentation of tumor antigens to T cells, potentially increasing their efficacy.

•

Combination with Chemotherapy.  Chemotherapy is the standard of care for many cancers but has limitations as normal cells are also sensitive to toxins used in chemotherapy. In addition, cancer cells can become resistant to these drugs, limiting clinical benefit, while the treatments produce many unwanted side effects. We and others have demonstrated that treatment of cancer cells with chemotherapies can produce “eat me” signals on the cells triggering attack by macrophages, enhancing the potential for 5F9 combinations.

Benefit of Macrophage Activation in Other Indications

In addition to the application of our technology in cancer treatment, anti-CD47 therapies could help macrophages target abnormal cells. Such cells may upregulate CD47 to escape detection by the immune system. Macrophages are the first line of defense against pathogens and the expression of CD47 on patient cells infected with viruses may prevent recognition of some viral infections such as Human Immunodeficiency Virus, or HIV, or Hepatitis B Virus, or HBV. We have worldwide rights to 5F9 in all indications.

Other Preclinical Programs

We are working to develop additional products aimed at enhancing anti-cancer phagocytosis. This includes, but is not limited to the addition or enhancement of pro-phagocytic signals and further inhibition of anti-phagocytic signals. This development pipeline is balanced with preclinical agents at various stages of development, including a mix of both clinically validated and novel targets.

Other Potential Ways to Interfere with CD47-SIRPa Interaction

There are multiple types of pharmaceutical interventions that have been used to inhibit receptor-target interactions such as CD47-SIRPa. These have included antibodies that block the interaction by binding to either of the partners; small molecules and peptides that prevent the target from binding to the receptor or block downstream signaling events; and soluble decoy molecules that bind to one of the partners thereby preventing the other partner from binding productively. In addition to the 5F9, which is an antibody that binds to CD47 blocking it’s binding to SIRPa, we have also explored the potential of interfering with CD47 activity through other modalities. Our product candidate, FSI-189, is an antibody that binds to SIRPa. We plan to initiate Phase 1 solid tumor trials for FSI-189 in 2020.

Each of the different modalities has advantages and disadvantages and we believe that the central role of the CD47-SIRPa in regulating self-recognition in the innate immune system provides opportunities for multiple products to have therapeutic benefit in specific indications. Some SIRPa decoy molecules have a lower affinity for CD47 and thereby reduce the risk of red blood cell attack and subsequent anemia. However, these product candidates exhibited dose limiting toxicities at less than 1 mg/kg due to their toxicities on platelets. Antibodies that target SIRPa would be expected to be effective without targeting red blood cells, but, depending on their specific properties, these antibodies may not have any monotherapy activity. Specific variants of all of these modalities, such as whether antibodies are of the IgG1 subtype versus the IgG4 subclass, are expected to have different profiles based on interactions with other components of the immune system.

cKIT FSI-174 Program

cKIT, also known as CD117, or stem cell growth factor receptor is expressed on the surface of hematopoietic stem cells, or HSCs, as well as other cell types. Alterations of this receptor have been found in certain cancers including leukemia, melanoma and gastrointestinal stroma tumors.  Anti-cKIT antibodies can bind to cancer cells and provide an “eat me” signal to macrophages and have been shown to exhibit anti-cancer efficacy in both in vitro and in vivo mouse models.  In addition, preclinical studies with anti-cKIT antibodies in combination with anti-CD47 antibodies have been shown to deplete endogenous HSCs. This depletion allows for space in the bone marrow to facilitate transplantation of donor HSCs. The removal or depletion of endogenous HSCs is the goal of a pre-transplant procedure known as “conditioning.”

Transplantation of HSCs is a well-established procedure that may be a potential cure for numerous severe and life-threatening diseases such as genetic blood disorders, blood cancers and autoimmune diseases. While significant advances have been made on stem cell preparation, the “conditioning” itself is still dependent on decades-old chemotherapeutic and radiation-based procedures. “Conditioning” has both acute and long-term toxicities and therefore limits the current use of HSC transplantation to a tiny fraction of patients that could benefit.

Forty Seven aims to overcome this challenge with the development of its cKIT antibody, FSI-174. We believe that FSI-174 when combined with 5F9 or with FSI-189 would be an antibody-based conditioning regimen for HSC transplantation that is free of toxic chemotherapy and radiation. FSI-174 is in pre-clinical development and the first clinical trial is expected to start in early 2020.

License and Collaboration Agreements

Exclusive (Equity) Agreement with The Board of Trustees of the Leland Stanford Junior University

In November 2015, we entered into a license agreement with Stanford under which we obtained a worldwide, royalty-bearing, sublicenseable license under certain patents, know-how and other intellectual property, including rights associated with the composition of matter of 5F9, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The license granted to us in the agreement is exclusive, subject to certain pre-existing non-exclusive or exclusive rights that Stanford granted to third parties with respect to certain categories of the licensed patents in certain fields of use and retained rights by Stanford and all other non-profit institutions to use and practice the licensed patents and technology for internal research and other non-profit purposes.

In consideration for the rights granted to us under the agreement, we paid Stanford non-refundable license fees totaling $200,000, reimbursed Stanford for past patent expenses totaling approximately $933,000 and in November 2016 we issued to Stanford 1,000,160 shares of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee ranging from $20,000 to $70,000, depending on the year, which will be creditable against any royalties payable to Stanford in any such year following the first commercial sale of licensed products under the agreement. We are required to make milestone payments up to $5.6 million in respect of the first three licensed products that successfully satisfy certain clinical and regulatory milestones in the United States, major European countries and Japan. The first clinical milestone payment of $75,000 was paid to Stanford in February 2018, recognizing the initiation of the Phase 2 trial of 5F9 in NHL. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging from a low-to-high single digit percentage, subject to certain reductions and offsets, with the royalty rate on 5F9 reaching a high single digit percentage when its net sales exceed $3 billion. To the extent we enter into any sublicensing agreements granting rights to any of the licensed patents to a third party, other than the right to make, have made, use or sell licensed products on behalf of us or our affiliates, we will be required to pay Stanford a low-to-mid double digit percentage of all non-royalty income received from such sublicensees, which decreases based on our level of investment in the licensed products or licensed services and their stage of development. Our license, on a product-by-product and country-by country basis, shall become royalty-free and fully paid-up upon the later of (i) the date on which the last valid claim included in the licensed patents expires and (ii) the ten year anniversary of the first commercial sale of the licensed product.

We are obligated to use commercially reasonable efforts to commercialize the inventions covered by the licensed patent rights. We are also required to achieve certain specified milestones by specified times, provided that an extension of such timelines can be obtained upon mutual agreement by the parties.

Stanford retains sole responsibility for the prosecution and maintenance of certain patents relating to SIRPa, upon consultation with us. We are responsible for the prosecution and maintenance of the other licensed patents, at our expense and using commercially reasonable efforts, but Stanford retains final approval of such matters. Except for the patents prosecuted and maintained by Stanford, we have the first right to enforce the licensed patents, at our expense.

We may terminate the license at any time for any reason with at least 30 days’ written notice to Stanford. Stanford may terminate the license if we enter into an insolvency-related event or in the event of our material breach of the agreement or other specified obligations therein, in each case, that remains uncured for 30 days after the date that we are provided with written notice of such breach by Stanford. In addition, if we fail to achieve any specified diligence milestone by the specified time, Stanford has the right to terminate our license solely with respect to the applicable licensed products for which the milestone was not achieved, which could include 5F9. Our obligations to pay royalties that are accrued or accruable will survive any termination.

Clinical Trial Collaboration and Supply Agreement with Merck KGaA

In January 2018, we entered into a clinical trial collaboration agreement with Ares Trading S.A., a subsidiary of Merck KGaA, to evaluate the safety, tolerability and clinical activity of 5F9 combined with Merck KGaA’s cancer immunotherapy, avelumab, a fully humanized monoclonal antibody targeting PD-L1, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, we will act as the sponsor of the study and will hold the regulatory filings relating to the study. We will supply 5F9 and Merck KGaA will supply avelumab for the study, and we and Merck KGaA will jointly pay for the cost of the study. We will conduct the study under the supervision of a joint combination study committee comprised of an equal number of representatives from each of Merck KGaA and us.

Under the terms of the agreement, we own the rights to any inventions or discoveries arising from the study that relate solely to 5F9. Merck KGaA owns the rights to any inventions or discoveries arising from the study that relate solely to avelumab. Both parties will jointly own the rights to inventions or discoveries relating to 5F9 and avelumab in combination. Each party has the sole right to prosecute and maintain patents relating to its solely owned inventions or discoveries, and we will be primarily responsible for, upon consultation with Merck KGaA, the prosecution, maintenance and defense of patents relating to jointly owned inventions or discoveries. We and Merck KGaA each have the first right to initiate legal action to enforce patents relating to jointly owned discoveries where the alleged infringement or misappropriation results from the development or sale of 5F9 or avelumab, respectively.

During the course of the agreement and for 90 days after our delivery of the final clinical study report to Merck KGaA, we agreed to work exclusively with Merck KGaA for any trials testing 5F9 in combination with an anti-PD-1 or anti-PD-L1 antibody in the specific field of ovarian cancer. In addition we have an option to initiate an additional study under the agreement to evaluate 5F9 and avelumab in combination in patients with a different cancer indication or another indication that may be agreed by the parties, which Merck may elect to co-fund at its discretion.

The agreement will expire after 90 days following our provision of the final clinical study report to Merck KGaA. We and Merck KGaA each have the right to terminate the agreement in the event of an uncured material breach of the agreement by the other party. In addition, each party may terminate the agreement upon its own reasonable good faith determination (i) that the study presents a safety risk or (ii) that it is required to be terminated for medical, scientific, legal or regulatory reasons, or if an applicable regulatory authority takes any action that prevents the supply of its respective compound for use in the study. If Merck KGaA terminates the agreement for medical, scientific, legal or regulatory reasons relating to avelumab, we will be able to continue any study that is ongoing as of the effective date of termination.

Master Combination Study Agreement with Genentech, Inc.

In November 2017, we entered into a master clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and clinical activity of 5F9 combined with Genentech’s cancer immunotherapy, atezolizumab, a fully humanized monoclonal antibody targeting PD-L1, in two separate Phase 1b clinical trials (in patients with bladder cancer and AML, respectively). Pursuant to the agreement, we will supply 5F9 for the studies and will partially reimburse Genentech for its costs in connection with the bladder cancer study, and Genentech will supply atezolizumab for the studies and be solely responsible for all of its costs in connection with the AML study. Genentech will conduct the studies under the supervision of a joint development committee comprised of representatives of both parties.

Under the terms of the agreement, we own the rights to any inventions or discoveries arising from the study that relate solely to 5F9. Genentech owns the rights to any inventions or discoveries arising from the study that relate solely to atezolizumab. Both parties will jointly own the rights to inventions or discoveries relating to 5F9 and atezolizumab in combination, without the right to assign or license any patents that relate to such jointly owned rights to third parties unless necessary for the research, development or commercialization of products utilizing the combination of 5F9 and atezolizumab. Additionally, each party grants the other a non-exclusive, worldwide, fully-paid, perpetual, sublicenseable license to research, develop and commercialize combinations of 5F9 and atezolizumab. Genentech does not receive any rights from us to research, develop or commercialize 5F9 except in combination with atezolizumab and we do not receive any rights from Genentech to research, develop or commercialize atezolizumab except in combination with 5F9. Each party has the sole right to prosecute, maintain and enforce patents relating to its solely owned inventions or discoveries, and we and Genentech shall jointly prosecute, maintain and enforce patents relating to jointly owned inventions or discoveries.

As part of the agreement, we agreed to notify Genentech if we intend to commence discussions with a third party regarding an agreement to commercialize 5F9 in combination with a PD-L1 or PD-1 antagonist. Following such notice, we may not execute any such agreement until the earlier of 30 days following the date of such notice and Genentech’s written confirmation that it does not intend to discuss with us a similar commercial arrangement.

The agreement shall expire after the later of (i) five years after its effective date and (ii) the expiration, termination or completion of all studies being performed under the agreement. We and Genentech each have the right to terminate the agreement in the event of a material breach of the agreement by the other party that remains uncured for 30 days after the date that such party is provided with written notice of such breach. In addition, subject to certain discussion obligations and limitations, each party may suspend or terminate a study under the agreement if, based on its review of the study data and other related information, such party determines that the study presents a safety risk or if an applicable regulatory authority withdraws authorization to conduct such study or takes any action that prevents the supply of 5F9 or atezolizumab for use in the study.

Clinical Trial Collaboration and Supply Agreement with Eli Lilly and Company

In August 2016, we entered into a clinical trial collaboration agreement with Eli Lilly and Company and its subsidiary ImClone LLC, collectively Lilly, to evaluate the safety, tolerability and clinical activity of 5F9 combined with Lilly’s cancer immunotherapy, cetuximab, a chimeric monoclonal antibody targeting the epidermal growth factor receptor, in a Phase 1b/2 clinical trial in patients with solid tumors and CRC. Pursuant to the agreement, we will act as the sponsor of the study and will hold the applicable regulatory filings relating to the study. Lilly will supply cetuximab for the study at no cost to us, and we will supply 5F9 and bear all other costs of the study.

Under the terms of the agreement, we own the rights to any inventions or discoveries arising from the study that relate solely to 5F9. Lilly owns the rights to any inventions or discoveries arising from the study that relate solely to cetuximab. Both parties will jointly own the rights to inventions or discoveries relating to 5F9 and cetuximab in combination. Pursuant to the agreement, the prosecution, maintenance and defense of patents relating to jointly owned inventions or discoveries will be managed jointly by the parties. Each party has the first right to initiate legal action to enforce patents relating to jointly owned discoveries depending on whether the alleged infringement or misappropriation results from the development or sale of a biosimilar or interchangeable version of 5F9, in which case we will have the first right, or cetuximab, in which case Lilly will have the first right. Each party has the sole right to prosecute, maintain and enforce patents relating to its solely owned inventions or discoveries.

Unless earlier terminated, the agreement will expire after each party completes all of its obligations under the agreement. Each party may terminate the agreement for an uncured material breach by the other party, for certain violations of anti-corruption and other applicable laws by the other party, if such party determines in good faith that the continuation of the study presents an unreasonable safety risk to patients, or if an applicable regulatory authority takes any action that prevents the supply of its respective compound for use in the study. In addition, we can terminate the agreement if we discontinue the development of 5F9, and Lilly can terminate the agreement if cetuximab is no longer commercially available.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in the United States and European Union to commercialize our development programs focused on NHL, where we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our product, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.

Manufacturing and Supply

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third party contract manufacturing organizations, or CMOs, including Lonza and Biotechpharma UAB, or BTPH, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current cGMPs and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We have engaged Lonza to manufacture 5F9 for preclinical and clinical use. Additional CMOs are used to label, package and distribute 5F9 for preclinical and clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have any long-term commercial supply arrangements in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

In August 2016 and December 2017, we entered into development and manufacturing agreements with Lonza relating to the manufacturing of 5F9-related products and preclinical testing. The August 2016 agreement was amended in November 2017 to provide for the manufacturing of our other preclinical program related products. In July 2018, we entered into development and manufacturing agreements with BTPH relating to the manufacturing of FSI-174 related products and preclinical testing. For additional details, please see “Management Discussion and Analysis—Contractual Obligations and Commitments” section.

Competition

The pharmaceutical industry and the immuno-oncology subsector are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

The key competitive factors affecting the success of 5F9, if approved, are likely to be its efficacy, safety, convenience, pricing and durability.

We are aware that Celgene Corporation, Trillium Therapeutics, ALX Oncology, Arch Oncology, Surface Oncology, Novimmune, OSE Immunotherapeutics, Innovent, I-MAB BIOPHARMA, Aurigene Discovery Technologies and others are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting.  We are also aware of competing cKIT antibodies being developed for conditioning treatments prior to transplantation by Magenta and Amgen/Stanford.

As noted above, there are existing treatment alternatives in each of the indications we are targeting, and we will face competition from the incumbent drug therapies in each of those markets.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient, less expensive or with a more favorable label than 5F9 or any other drug that we may develop. Our competitors also may obtain FDA or other regulatory approvals for their drugs more rapidly than we may obtain approval for our drug, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors will also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future product candidates, novel discoveries, product development technologies and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position.

Regardless of the coverage we seek under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property.

As of December 31, 2018, we own four U.S. provisional patent applications, three pending PCT applications and 14 pending foreign patent applications.  Our portfolio of licensed patents, which we license from Stanford, includes approximately 102 issued patents (26 of which are in the United States) and approximately 124 pending patent applications (23 of which are in the United States). These licensed patents are expected to expire between 2029 and 2034 excluding any extension of patent term that may be available. For more information regarding our license agreement with Stanford, please see “Business—License and Collaboration Agreements.”

Our patent portfolio licensed from Stanford contains patent families directed to the 5F9 composition of matter and methods of using 5F9 as a monotherapy and in combination with certain other therapeutic compounds, which are comprised of 11 U.S. issued patents, four U.S. patent applications and two granted European patents which have each been validated as national patents in 12 different European countries. These patents are subject to retained rights by Stanford to allow academic and non-profit research institutions to practice the licensed technology and patents for non-commercial purposes. In addition, some of these patents are subject to certain pre-existing non-

exclusive rights that Stanford has granted to two third parties. In particular, a non-exclusive license to certain patents was granted to a third party in the field of research product sales and diagnostics for use in a flow cytometry platform. Another non-exclusive license to certain patents was granted to a different third party for the use of certain SIRPa proteins, SIRPa fragments and SIRPa fusion proteins as therapeutic agents for use in the therapeutics field. For clarity, we believe that these pre-existing non-exclusive licenses do not relate to 5F9 or our other product candidates or their use in the therapeutic field. These patents are expected to expire between 2029 and 2034 excluding any extension of patent term that may be available.

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

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the delay by the USPTO, in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product-by-product basis and from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our employees and consultants and any potential commercial partners and collaborators and invention assignment agreements with our employees. We also have implemented or intend to implement confidentiality agreements or invention assignment agreements with our selected consultants and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter partes review, or opposition proceedings brought by third parties or declared by the USPTO or an equivalent foreign body.

We have also obtained a sublicense to a family of patent and patent applications owned by Stichting Sanquin Bloedvoorziening, or SSB, and licensed to Synthon Biopharmaceuticals B. V., or Synthon, that encompass certain combination therapies for the treatment of cancer using anti-CD47 antibodies. This family of U.S. and foreign patents includes U.S. Patent No. 9,352,037, or the U.S. ‘037 Patent, the related European Patent No. EP 2 282 772, or the EP ’772 Patent, and its UK counterpart EP (UK) 2 282 772, or the UK ’772 Patent. These patents relate to the treatment of cancer with an anti-CD47 antibody or an anti-SIRPa antibody in combination with certain other antibodies, including rituximab or cetuximab.

We are also aware of an opposition filed by different third parties against European patent number EP 2 242 512, or the EP ’512 Patent, a European patent that we exclusively in-licensed from Stanford. The EPO opposition proceeding may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The independent claims of EP ’512 patent was maintained in the EPO Opposition Division on November 15, 2018. The opponents may appeal the EPO Opposition Division decision to the Technical Boards of Appeal at the EPO. The outcome at the Technical Boards of Appeal cannot be predicted.  In addition, one or more of the third parties that have filed oppositions against the EP ’512 Patent or other third parties may file future oppositions or other challenges, in Europe or other jurisdictions, against other patents that we in-license or own. The loss of priority for, or the loss of, the EP ’512 Patent or our other patents could harm our business, financial condition, results of operations and prospects.

For more information regarding the risks related to our intellectual property, including the above referenced intellectual property proceedings, see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of products, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

United States Government Regulation

In the United States, the FDA regulates pharmaceuticals under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a pharmaceutical product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug product for each indication;
•	submission to the FDA of a BLA in the case of a biologic such as 5F9;

•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the BLA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1 clinical trial: The drug is initially introduced into healthy human volunteers or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2 clinical trial: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3 clinical trial: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Each of Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. In most cases, the submission of a BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard BLA to review and act on the submission. This review typically takes 12 months from the date the BLA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain applications or supplements must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things, whether the biologic is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the application and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Pharmaceuticals manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an application. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, pharmaceutical manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Drug Designation in the United States

Under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or supplemental BLA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of PDUFA, fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

In August 2015, the FDA granted orphan drug designation in the United States for 5F9 for the treatment of AML. We intend to pursue orphan drug designation for 5F9 in additional indications, as well as for potential other future product candidates, in the United States and in the European Union as we deem it appropriate. Even if we obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug or biologic from the competition of different drugs or biologics for the same condition, which could be approved during the exclusivity period.

Expedited Development and Review Programs

The FDA is required to facilitate the development and expedite the review of pharmaceutical products that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request. In April 2018, the FDA granted Fast Track designations to 5F9 for the treatment of both relapsed and/or refractory DLBCL and relapsed and/or refractory FL.

In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the agency may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s PDUFA review period for a fast track application does not begin until the last section of the BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.

Coverage and Reimbursement

Sales of our drug candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our drug candidates, once approved, and negatively impact our sales, results of operations and financial condition.

Other Healthcare Laws

Because of our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors, we will also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business, including our clinical research, proposed sales, marketing and educational programs. Failure to comply with these laws, where applicable, can result in the imposition of significant civil penalties, criminal penalties, or both. The U.S. laws that may affect our ability to operate, among others, include: HIPAA, as amended by HITECH, which is a federal law governing the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

Orphan Drug Designation in the European Union

In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of 16 December 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Products authorized in the European Union as orphan medicinal products are entitled to 10 years of market exclusivity. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation. Additionally, marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

•	the second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	the holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

In November 2015, the EMA granted orphan drug designation in the European Union for 5F9 for the treatment of AML.

U.S. Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

For example, implementation of the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Employees

As of December 31, 2018, we had 57 full-time employees, (i) 41 of whom were primarily engaged in research and development activities and (ii) 16 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Facilities

Our principal executive offices are located at 1490 O’Brien Drive, Suite A, Menlo Park, California, under a lease that expires in 2021. We believe that our facilities are adequate to meet our current needs but expect to need additional space to accommodate our anticipated growth.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Available Information

We were incorporated in the State of Delaware in 2014 as CD47 Sciences, Inc. Our telephone number is +1 (650) 352 4150. Our website address is www.fortyseveninc.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.fortyseveninc.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have incurred significant losses since inception and we anticipate that we may continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an immuno-oncology company with a limited operating history. Since inception in 2014, we have not generated any revenue and have incurred significant operating losses. Our net loss was $19.5 million, $44.9 million and $70.4 million for 2016, 2017 and 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $139.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $139.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our cash and capital expenditure requirements through at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Competition may further increase as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. We are aware that Celgene Corporation, Trillium Therapeutics Inc., ALX Oncology Ltd, Arch Oncology, Inc., Surface Oncology, Inc., Novimmune SA, OSE Immunotherapeutics SA, Aurigene Discovery Technologies Ltd and Innovent and others are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop.

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

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution, or testing. We have entered into a development and manufacturing agreement with Lonza, pursuant to which we agreed to purchase 5F9. Lonza is currently our sole supplier of 5F9. We have also entered into an agreement with BTPH as our sole supplier for our cKIT antibodies. If Lonza or BTPH are unable to supply us with sufficient clinical and commercial grade quantities of drug substance, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We have entered into collaboration agreements with pharmaceutical and biotechnology companies for certain combination therapies with 5F9 and may decide to collaborate for the future development and potential commercialization of other product candidates. For example, we have an ongoing combination clinical trial in ovarian cancer with Merck KGaA and combination clinical trials planned in AML and bladder cancer with Genentech. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have licensed a patent estate from The Board of Trustees of the Leland Stanford Junior University, or Stanford. In addition, we have filed our own patent applications, and acquired patent applications from Blink Biomedical and as of December 31, 2018, the only patent applications solely owned by us are provisional patent applications, and PCT applications, and pending non-provisional patent applications in the United States and other countries.  We do not own any issued patents. With regard to the provisional patent applications, they are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. Similarly, PCT applications are international applications that are not eligible to become issued patents in the member countries of the PCT until the PCT application is converted to national phase applications in the individual member countries or in regional patent offices such the European Patent Office.   If we do not timely file these national phase patent applications from the PCT application, we may lose our priority date for the PCT application and may lose any patent protection on the inventions disclosed in the PCT application.  While we intend to timely file national phase applications from our PCT application, we cannot predict whether such national phase applications in the United States or other countries will result in the issuance of patents that provide us with any competitive advantage.

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

Even if our owned or licensed patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity, or enforceability, and such patents may be challenged, invalidated or held to be unenforceable, including in the courts or patent offices in the United States and abroad, or circumvented. We may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. For example, we are aware of an opposition proceeding filed in the European Patent Office, or the EPO, by different third parties against a European patent that we exclusively in-license from Stanford that relates to the treatment of cancer with certain anti-CD47 antibodies or anti-SIRPα antibodies. We are also aware of an opposition proceeding filed in the EPO by a third party against a different European patent that we exclusively in-license from Stanford that relates to hematopoietic stem cell transplantation with anti-cKIT antibodies. One or more of the third parties that have filed oppositions against these patents or other third parties may file future oppositions or other challenges, in Europe or other jurisdictions, against other patents that we in-license or own. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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

For example, in December 2016 and April 2017, we filed third party observations in an opposition proceeding in the European Patent Office, or EPO, with respect to European Patent No. EP 2 282 772 and in January 2018, petitioned for inter partes review of U.S. Patent No. 9,352,037 in the U.S. Patent and Trademark Office, or USPTO, each of which is related to the treatment of cancer with an anti-CD47 antibody or an anti-SIRPα antibody in combination with certain other antibodies. The opposition proceeding was rejected by the EPO and the original opponent appealed the decision. In June, 2018, we acquired the opposition against this European patent from the original opponent. Subsequently, pursuant to a settlement and license agreement with Synthon Biopharmaceuticals B.V., or Synthon, the licensee of these patents, the inter partes review in the USPTO against U.S. Patent No. 9,352,037 was terminated, and the appeal in the opposition proceedings against European patent No. EP 2 282 772 was withdrawn, thereby terminating the opposition.  The settlement agreement with Synthon is described briefly below.

In July 2018, we entered into a settlement and license agreement with Synthon. Under the agreement, we agreed to discontinue our ongoing oppositions and challenges at the EPO, and the USPTO, directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening, or SSB, including European Patent No. EP 2 282 772 and U.S. Patent No. 9,352,037, that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer.  Pursuant to this agreement, we withdrew our challenges to these patents in the USPTO and EPO.   In return Synthon granted us a non-exclusive, worldwide sublicense to certain patents they have licensed from SSB, including the SSB patents we are opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as 5F9 or an alternate anti-CD47 product) to treat cancer in combination with other antibodies. Pursuant to the agreement, we and Synthon, have each released the other party (and we have released SSB) from all claims and liabilities relating to the USPTO and EPO proceedings.   Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contractual Obligations and Commitments–License Agreements” for further information regarding the settlement and license agreement.

We may need to obtain additional licenses to use our anti-SIRPα, anti-CD47 and anti-cKIT antibodies for the treatment of cancer or risk litigation in connection with our commercialization of anti-SIRPα antibodies, anti-CD47 and anti-cKIT antibodies to treat cancer. Such licenses may not be available at all or may not be available on commercially reasonable terms such that we may be required to pay significant fees and royalties to secure licenses to the applicable patents. Moreover, such licenses, like our sublicense from Synthon, may only be non-exclusive, in which case our ability to stop others from using or commercializing technology and products similar or identical to ours may be limited. If we are unable to obtain and maintain such licenses, we may need to cease the commercialization of 5F9 and other anti-CD47 antibodies or anti-SIRPα antibodies or anti-cKIT antibodies in combination with other antibodies, to treat cancer. The existing and any potential future legal proceedings relating to these patents could cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. If we are unsuccessful in our challenges to these patents and become subject to litigation or are unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business, financial condition, results of operations and prospects.

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

As of December 31, 2018, we had 57 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting, for the year ended December 31,

2016, related to the accounting for complex transactions and the timing of expense recognition for research and development expenses. During 2017 and 2018, management has hired key accounting personnel, created a formal month-end close process, and established more robust processes supporting internal controls over financial reporting, including accounting policies and procedures and the material weakness was fully remediated as of  September 30, 2018. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

A significant portion of our total outstanding may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Based upon our common stock outstanding as of December 31, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own a significant amount of our outstanding common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. The Delaware Chancery Court recently issued an opinion invalidating provisions in the certificates of incorporation of Delaware companies that purport to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act. The Chancery Court held that a Delaware corporation can only use its governing documents to bind a plaintiff to a particular forum where the claim involves rights or relationships established by or under Delaware’s corporate law. This case has been appealed to the Delaware Supreme Court. In light of this decision, we do not currently intend to enforce the foregoing federal forum selection provision unless the Delaware Supreme Court reverses the decision. If the Delaware Supreme Court affirms the Chancery Court’s decision, we will seek approval by our stockholders, at our next regularly scheduled annual meeting of stockholders, to amend the Charter to remove such provision. If a court were to find either choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters are located at 1490 O’Brien Drive, Suite A, Menlo Park, California 94025 under a lease that expires in August 2021. We believe that our existing facilities are adequate for our current needs but expect to need additional space to accommodate our anticipated growth. We believe that suitable additional or alternative space would be available as required in the future on commercially reasonable terms

Item 3.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Common Stock

As of March 15, 2019, there were approximately 86 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Stock Price Performance Graph

The following stock performance graph compares our total stock return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from June 28, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2018. The figures represented below assume an investment of $100 in our common stock at the closing price on June 28, 2018 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on June 28, 2018 and the reinvestment of dividends into shares of common stock. However, no dividends have been declared on our common stock to date. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	June 28, 2018	December 31, 2018
Forty Seven Inc.	FTSV	$100.00	$104.73
Nasdaq Composite Index	IXIC	100.00	89.21
Nasdaq Biotechnology Index	NBI	100.00	90.08

This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. We do not intend to declare or pay cash dividends on common stock in the foreseeable future.

Use of Proceeds from Registered Securities

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

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2016 is derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future.  You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Operating expenses:
Research and development	$56,673	$37,174	$14,464
General and administrative	15,432	8,130	5,153
Total operating expenses	72,105	45,304	19,617
Loss from operations	(72,105)	(45,304)	(19,617)
Interest and other income, net	1,735	406	78
Net loss	$(70,370)	$(44,898)	$(19,539)
Net loss per share, basic and diluted	$(3.75)	$(6.94)	$(3.15)
Shares used in computing net loss per share, basic and diluted	18,768,868	6,468,634	6,197,195

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$139,023	$88,111	$9,742
Total assets	149,437	95,465	16,988
Working capital	130,449	81,289	9,692
Total liabilities	16,216	12,003	4,754
Convertible preferred stock	—	149,397	34,245
Accumulated deficit	(139,769)	(69,399)	(24,501)
Total stockholders’ equity	133,221	83,462	12,234

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage immuno-oncology company focused on developing novel therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, 5F9, can transform the treatment of cancer. 5F9 has demonstrated promising activity in six Phase 1b/2 clinical trials in which we have treated over 290 relapsed or refractory cancer patients with solid or hematologic tumors. In addition, we have two additional product candidates in preclinical development; FSI-189 an anti-SIRPα antibody and FSI-174 an anti-cKIT antibody. We hold worldwide rights to all of our product candidates.

We focus our efforts on targeting the CD47 pathway as a way to engage macrophages in fighting tumors. Macrophages function as first responders, swallowing foreign and abnormal cells, including cancer cells, and mobilizing other components of the immune system including T cells and antibodies. Cancer cells use CD47, a “don’t eat me” signal, in order to evade detection by the immune system and subsequent destruction by macrophages. Overexpression of CD47 is common to nearly all types of tumors and is also correlated with poor prognosis in multiple cancers including acute myelogenous leukemia, or AML, colorectal cancer, or CRC, gastric cancer, lung cancer, Non-Hodgkin’s lymphoma, or NHL, and ovarian cancer. Despite the central role of macrophages as cell-eating scavengers and first responders, the pharmaceutical industry is only beginning to bring this key group of cells into the fight against cancer.

Since our inception in 2014, we have devoted most of our resources to identifying and developing 5F9, advancing our preclinical programs, conducting clinical trials and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common stock in our initial public offering (IPO), the issuance and sale of our preferred stock and the receipt of government and private grants. We are eligible to receive up to $17.6 million in grants from the California Institute for Regenerative Medicine, or CIRM, and the Leukemia and Lymphoma Society, or LLS, of which $13.5 million has been received through December 31, 2018.

On June 27, 2018, our Registration Statements on Form S-1 (File No. 333-225390 and 333-225933) relating to our IPO, were declared effective by the Securities Exchange Commission, or SEC. Pursuant to the Registration Statements, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares pursuant to the underwriters’ over-allotment option) at a price of $16.00 per share for aggregate cash proceeds of $116.3 million, net of underwriting discounts and commissions and estimated offering costs.

We have incurred net losses in each year since inception. Our net losses were $70.4 million, $44.9 million and $19.5 million for 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $139.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. The cost of intangible assets that are purchased from others for a particular research and development project and that have no alternative future uses are considered research and development costs and are expensed as incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed.

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of our lead product candidate, 5F9. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred. Research and development grants received during 2018 and 2017 totaled $7.6 million and $5.9 million, respectively. In January 2018, we entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the year ended December 31, 2018, we recognized $1.2 million as a reduction to research and development expenses under this collaboration agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest and Other Income, Net

Interest and other income, net consists of interest earned on our cash equivalents and short-term investments and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Increase/ (Decrease)
	(in thousands)
Operating expenses:
Research and development	$56,673	$37,174	$19,499
General and administrative	15,432	8,130	7,302
Total operating expenses	72,105	45,304	26,801
Loss from operations	(72,105)	(45,304)	(26,801)
Interest and other income, net	1,735	406	1,329
Net loss	$(70,370)	$(44,898)	$(25,472)

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Year Ended December 31,
	2018	2017	Increase/ (Decrease)
	(in thousands)
Product-specific costs:
5F9	$40,449	$27,873	$12,576
Grant funding and cost share reimbursement	(9,179)	(3,861)	(5,318)
Non product-specific costs:
Stock-based compensation	1,193	206	987
Personnel-related	8,224	6,258	1,966
Other preclinical programs	7,162	6,698	464
License fees	8,824	—	8,824
Total research and development expenses	$56,673	$37,174	$19,499

Research and development expenses increased by $19.5 million, or 52%, to $56.7 million in 2018 from $37.2 million in 2017. The increase was primarily due to a $12.6 million increase in third party costs related to advancing our current clinical programs focused on CRC and NHL with our lead product candidate, 5F9, and associated contract manufacturing costs, partially offset by a $5.3 million reduction related to grant funding and cost sharing recognized under the CIRM and LLS grants and the Merck collaboration agreement during 2018. There was a total upfront license fee of $8.8 million increase related to the BliNK asset purchase and Synthon license agreement. In addition, personnel-related costs, including stock-based compensation, increased by $3.0 million as a result of increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million, or 90%, to $15.4 million in 2018 from $8.1 million in 2017. The increase was primarily due to a $4.0 million increase in personnel-related costs driven by an increase in headcount, a $1.9 million increase in accounting and consulting expenses incurred in connection with becoming a public company, a $0.5 million increase in insurance related expenses, a $0.5 million increase in other administrative and services costs, and a $0.3 million increase in facilities related expenses.

Interest and Other Income, Net

Interest and other income, net increased by $1.3 million to $1.7 million in 2018 from $0.4 million in 2017. The increase was primarily due to a $1.9 million increase in interest income from the investment of the net proceeds of the IPO completed during 2018, offset by a $0.3 million increase in other expenses due to the change in fair value of the embedded derivative, and a $0.2 million increase in losses on foreign currency transactions.

Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Increase/ (Decrease)
	(in thousands)
Operating expenses:
Research and development	$37,174	$14,464	$22,710
General and administrative	8,130	5,153	2,977
Total operating expenses	45,304	19,617	25,687
Loss from operations	(45,304)	(19,617)	(25,687)
Interest and other income, net	406	78	328
Net loss	$(44,898)	$(19,539)	$(25,359)

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Product-specific costs:
5F9	$27,873	$8,838	$19,035
Grant funding and cost share reimbursement	(3,861)	—	(3,861)
Non product-specific costs:
Stock-based compensation	206	93	113
Personnel-related	6,258	3,368	2,890
Other preclinical programs	6,698	2,165	4,533
Total research and development expenses	$37,174	$14,464	$22,710

Research and development expenses increased by $22.7 million, or 157%, to $37.2 million in 2017 from $14.5 million in 2016. The increase was primarily due to a $19.0 million increase in third party costs related to advancing our current clinical programs focused on CRC and NHL with our lead product candidate, 5F9, and associated contract manufacturing costs, partially offset by a $3.9 million reduction related to grant funding recognized under the CIRM and LLS grants during 2017. There was also a $4.5 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts. In addition, personnel-related costs, including stock-based compensation, increased by $3.0 million as a result of increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, or 58%, to $8.1 million in 2017 from $5.2 million in 2016. The increase was primarily due to a $1.4 million increase in accounting and consulting expenses, and a $1.3 million increase in personnel-related costs driven by an increase in headcount.

Interest and Other Income, Net

Interest and other income, net increased by $0.3 million to $0.4 million in 2017 from $0.1 million in 2016. The increase was primarily due to $0.3 million in interest income from the investment of the net proceeds from the issuance of our Series A-2 and Series B preferred stock financings completed during 2017.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2018, we had $139.0 million in cash, cash equivalents and short-term investments. Prior to our IPO, our operations have been financed primarily by net proceeds from the sale and issuance of our preferred stock. In connection with our IPO, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $16.00 per share. We received proceeds of $116.3 million, net of underwriting discounts and commissions and estimated offering costs.

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

Based upon our current operating plan, we believe that our existing capital resources will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the date the audited financial statements are filed with the Securities and Exchange Commission (“SEC”). We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(66,017)	$(36,937)	$(21,815)
Cash used in investing activities	(64,189)	(63,852)	(1,103)
Cash provided by financing activities	116,626	115,464	5,026
Net (decrease) increase in cash and cash equivalents	$(13,580)	$14,675	$(17,892)

Operating Activities

In 2018, cash used in operating activities of $66.0 million was attributable to a net loss of $70.4 million, partially offset by a net change of $1.0 million in net operating assets and liabilities, and a net change of $3.4 million in non-cash charges. The non-cash charges consisted primarily of stock-based compensation of $3.4 million, depreciation and amortization of $0.4 million, a change in fair value of the embedded derivative of $0.3 million, offset by the net accretion of discount on marketable securities of $0.7 million. The change in operating assets and liabilities was primarily due to a $5.1 million increase in accounts payable and accrued liabilities resulting from increases in our research and development activities and accrued compensation. This was partially offset by a $2.4 million increase in prepaid expense and other current assets and a $0.7 million increase in other assets, driven by the timing of prepayments made for research and development activities, and a $1.0 million decrease in deferred grant funding due to research grant awards being recognized as eligible research costs were incurred.

In 2017, cash used in operating activities of $36.9 million was attributable to a net loss of $44.9 million partially offset by $1.1 million in non-cash charges and a net change of $6.9 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $0.7 million and depreciation and amortization of $0.4 million. The change in operating assets and liabilities was primarily due to $4.6 million increase in accounts payable and accrued liabilities resulting from increases in our operating activities, primarily in research and development, and a $2.8 million increase in deferred grant funding due to research grant award payments received. This was partially offset by a $0.6 million decrease in prepaid expenses and other current assets resulting from the timing of prepayments made for research and development activities.

In 2016, cash used in operating activities of $21.8 million was attributable to a net loss of $19.5 million and a net change of $2.7 million in our net operating assets and liabilities, partially offset by $0.4 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $0.3 million and depreciation and amortization of $0.1 million. The change in operating assets and liabilities was primarily due to a $3.9 million decrease in prepaid expenses and a $1.7 million decrease in other assets resulting from the timing of prepayments made for research and development activities, partially offset by a $2.8 million increase in accounts payable and accrued liabilities primarily driven by increases in accrued compensation and our research and development activities.

Investing Activities

In 2018, cash used in investing activities was $64.2 million related to the purchase of short-term investments of $142.0 million, partially offset by the maturity of investments of $78.2 million.

In 2017, cash used for investing activities was $63.9 million related primarily to the purchase of short-term investments of $79.7 million from the cash proceeds received from our preferred stock issuance, partially offset by the maturity of investments of $16.0 million.

In 2016, cash used for investing activities was $1.1 million related to capital expenditures on the purchase of property and equipment.

Financing Activities

In 2018, cash provided by financing activities was $116.6 million related to the net proceeds of $116.3 million received from the initial public offering and $0.3 million from the issuance of common stock in connection with stock option exercises.

In 2017, cash provided by financing activities was $115.5 million related to net proceeds of $115.2 million from the issuance of preferred stock and $0.3 million from the issuance of common stock in connection with stock option exercises.

In 2016, cash provided by financing activities was $5.0 million related to net proceeds of $4.6 million from the issuance of preferred stock and $0.4 million from the issuance of common stock in connection with stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2018:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Financial Assets
Operating lease obligation	$3,096	$1,134	$1,962	$—	$—
Contract manufacturing obligations	29,847	14,447	15,400	—	—
Total	$32,943	$15,581	$17,362	$—	$—

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

In addition, we have not included the potential contingent payment obligations from the following agreements described below in this table of contractual obligations because the timing and likelihood of such payments is not known. These payments generally become due and payable only upon achievement of certain development, regulatory or commercial milestones.

Contract Manufacturing Agreement

In August 2016 and December 2017, we entered into development and manufacturing agreements with Lonza relating to the manufacturing of 5F9-related products. The August 2016 agreement was amended in November 2017 to provide for the manufacturing of our other preclinical program related products. The August 2016 agreement was further amended in November and December 2018 as it related to the scope of manufacturing services.

Under the 2016 agreement, as amended, we were required to pay an annual suite reservation fee in each contract year, with the final annual suite reservation fee becoming payable in December 2018. We are required to pay the costs of ingredients, solvents and other components of 5F9 and our preclinical program-related products related to binding purchase commitments. There were no binding purchase commitments under the 2016 agreement as of December 31, 2018.

Our payment obligations under the 2017 agreement begin in January 2019 and run through the expiration of the agreement, which is expected in December 2021, unless the agreement is extended for at least an additional year. Under the 2017 agreement, we must also pay an annual suite reservation fee in each contract year and the costs of ingredients, solvents and other components of 5F9-related products required for the performance of the manufacturing process or services. Our contractual payment obligations under the 2016 and 2017 agreements are included in the table of contractual obligations above.

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

License Agreements

In July 2018, we entered into a settlement and license agreement with Synthon Biopharmaceuticals B.V., or Synthon. Under the agreement, we agreed to discontinue our ongoing oppositions and challenges at the European Patent Office, or EPO, and the U.S. Patent and Trademark Office, or USPTO, directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening, or SSB, that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. We also agreed to request the withdrawal of such proceedings with the USPTO and EPO. In return Synthon agreed to grant us a non-exclusive, worldwide sublicense to certain patents they have licensed from SSB, including the SSB patents we were opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as 5F9 or an alternate anti-CD47 product) to treat cancer in combination with other antibodies.

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

The sublicense grant was subject to specified conditions, which have now been met. These conditions included our withdrawal of the proceedings opposing the above-mentioned SSB U. S. and European patents and the termination of these proceedings by the USPTO and the EPO. In connection with  the release of claims by Synthon and us, SSB agreed to release us from all claims and liabilities under the USPTO and EPO proceedings and to grant us a direct license to the sublicensed patents in the event the license between SSB and Synthon is terminated.

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

In exchange, for these sublicenses and option rights, we agreed to pay Synthon an aggregate of up to approximately 40.0 million Euros comprising an upfront payment upon the grant of the sublicense and the achievement of future regulatory and commercial milestones which comprise the significant majority of the aggregate payments. If we exercise our option right, we will pay Synthon additional amounts upon the achievement of certain regulatory and commercial milestones related to such follow-on anti-CD47 product. In addition, we will be required to pay Synthon an annual license fee and a royalty of a tiered, low single digit percentage on net sales of any approved licensed products. We have the right to buy out our royalty obligations for each licensed product in full by paying Synthon specified lump sum amounts prior to the occurrence of certain defined events.

License and Collaboration Agreements

In January 2018, we entered into a clinical trial collaboration and supply agreement with Merck, to evaluate 5F9 combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of December 31, 2018, we recorded a receivable of $0.6 million from Merck for reimbursement of research and development costs incurred.

In March 2017, we entered into an agreement with LLS regarding our NHL rituximab combination clinical trial and amended the agreement to include an additional study in June 2018. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. As of December 31, 2018, we had received $3.9 million under the award. We are required to pay LLS certain development and regulatory approval milestone payments, as well as a low single digit percentage royalty on net sales, up to a maximum of $15 million in total. The contingent milestone payments in our agreement with LLS were concluded to be an embedded derivative and we recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of December 31, 2018.

In January 2017, we were awarded a research grant from CIRM supporting our CRC trial. The CIRM grant stipulates various milestone-based payments to us with the total award of $10.2 million over a period of four years. As of December 31, 2018, we had received $7.2 million under the award. In November 2017, we were awarded a second research grant from CIRM for a separate clinical trial study in AML. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because we opted not to expand the patient population participating in the study. As of December 31, 2018, we had received $2.4 million under the award. Under the terms of the CIRM grants, we are obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. We have the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, we have the option to convert each award to a loan, which option must be exercised on or before ten business days after the FDA notifies us that it has accepted our application for marketing authorization. In the event we exercise our right to convert an award to a loan, we will be obligated to repay the loan within ten business days of making such election, including interest at the rate equal to the three-month LIBOR rate (2.8% as of December 31, 2018) plus zero to 30% per annum that varies depending on the stage of the research and the stage of development at the time the election is made. In the event that we terminate a CIRM-funded clinical trial, we will be obligated to repay the remaining CIRM funds on hand.

In September 2016, we entered into a collaboration agreement with The University of Texas MD Anderson Cancer Center that grants us access to their immunotherapy platform. The platform provides instrumentation and technical support for cellular and molecular analysis of experimental therapies effects on the immune system in order to gain insight into mechanisms of action and to discover biomarkers to identify patients who are likely to respond to or develop adverse reactions to therapies. Pursuant to the terms of the collaboration agreement, we are required to make quarterly payments of $250,000 for three years, subject to our right to cancel the agreement at any time with 45 days’ notice.

In November 2015, we entered into a technology license agreement with Stanford under which Stanford granted us exclusive licenses under certain patents and other intellectual property rights relating to our current product candidates, including 5F9 and non-exclusive licenses under certain other patents and other intellectual property rights to develop, manufacture and commercialize products for use in certain licensed fields, including oncology. We are required to make milestone payments up to $5.6 million in respect of the first three licensed products that successfully satisfy certain clinical and regulatory milestones in the United States, major European countries and Japan. The first such milestone payment of $75,000 was paid to Stanford in February 2018. In addition, we are required to pay Stanford a minimum annual fee and a royalty of a tiered single digit percentage on net sales of licensed products, reimburse patent-related expenses and share any non-royalty sublicensing income received related to the licensed technology.

Off-Balance Sheet Arrangements

During 2018, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accrued Research and Development Expenditures

We record accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions and contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted, including stock options and employee stock purchase plan, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method, as we do not have sufficient historical data to use any other method to estimate expected term. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

•

Expected Volatility—Since we have limited trading history for our common stock due to our short trading history, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the expected volatility and expected term utilized for our stock-based compensation calculations on a prospective basis.

Recent Accounting Pronouncements Not Yet Adopted

Please refer to Note 2 to our financial statements appearing under Part 2, Item 8 for a discussion of new accounting standards updates that may impact us.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and currency exchange rate fluctuations.

Interest Rate Risk

Our cash, cash equivalents and short-term investments of $139.0 million and $88.1 million as of December 31, 2018 and December 31, 2017, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with licensors and vendors for research and development services with payments denominated in foreign currencies, including the British Pound and Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. We recognized $0.2 million in foreign currency losses for the year ended December 31, 2018. Foreign currency transaction gains and losses were not significant to the financial statements for the years ended December 31, 2017 and 2016. We have not had a hedging program with respect to foreign currency.

Our primary foreign currency exposure relates to our manufacturing commitments with Lonza for the manufacturing of 5F9-related products. Under the Lonza agreements, the Company is required to pay Lonza fixed fees based on manufacturing services performed. The fees payable under Lonza agreements are denominated in British Pounds. Our future minimum payments under the Lonza development and manufacturing agreements are converted into U.S. Dollars based on current exchange rates and are included in note 5 to our financial statements.

Item 8.	Financial Statements and Supplementary Data.

Forty Seven, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Forty Seven, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forty Seven, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017

San Jose, California

March 28, 2019

FORTY SEVEN, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,837	$24,417
Short-term investments	128,186	63,694
Prepaid expenses and other current assets	6,835	4,450
Total current assets	145,858	92,561
Property and equipment, net	1,360	1,358
Other assets	2,219	1,546
Total assets	$149,437	$95,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,621	$3,705
Accrued liabilities	9,044	4,808
Deferred grant funding, current	1,744	2,759
Total current liabilities	15,409	11,272
Lease-related liabilities, noncurrent	331	476
Other long-term liabilities	476	255
Total liabilities	16,216	12,003
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; nil and 16,215,944 shares authorized as of December 31, 2018 and 2017; nil and 16,215,896 shares issued and outstanding as of December 31, 2018 and 2017	—	149,397
Common stock, $0.0001 par value: 200,000,000 shares authorized; 31,079,150 and 6,751,157 shares issued and outstanding at December 31, 2018 and 2017	3	1
Additional paid-in capital	273,069	3,507
Accumulated other comprehensive loss	(82)	(44)
Accumulated deficit	(139,769)	(69,399)
Total stockholders’ equity	133,221	83,462
Total liabilities and stockholders’ equity	$149,437	$95,465

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$56,673	$37,174	$14,464
General and administrative	15,432	8,130	5,153
Total operating expenses	72,105	45,304	19,617
Loss from operations	(72,105)	(45,304)	(19,617)
Interest and other income, net	1,735	406	78
Net loss	(70,370)	(44,898)	(19,539)
Unrealized loss on available-for-sale securities	(38)	(44)	—
Comprehensive loss	$(70,408)	$(44,942)	$(19,539)
Net loss per share, basic and diluted	(3.75)	$(6.94)	$(3.15)
Shares used in computing net loss per share, basic and diluted	18,768,868	6,468,634	6,197,195

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance—January 1, 2016	3,845,145	$29,655	5,427,087	$1	$2,039	$—	$(4,962)	$26,733
Issuance of Series A-1 convertible preferred shares at $7.75 per share, net of issuance costs of $10	593,546	4,590	—	—	—	—	—	4,590
Issuance of common stock related to Stanford license agreement	—	—	1,000,160	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	216,127	—	203	—	—	203
Vesting of restricted common stock	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	245	—	—	245
Net loss	—	—	—	—	—	—	(19,539)	(19,539)
Balance—December 31, 2016	4,438,691	34,245	6,643,374	1	2,489	—	(24,501)	12,234
Issuance of Series A-2 convertible preferred shares at $9.6472 per share, net of issuance costs of $23	4,187,682	40,377	—	—	—	—	—	40,377
Issuance of Series B convertible preferred shares at $9.8820 per share, net of issuance costs of $225	7,589,523	74,775	—	—	—	—	—	74,775
Issuance of common stock for exercise of stock options	—	—	107,783	—	155	—	—	155
Vesting of restricted common stock	—	—	—	—	2	—	—	2
Vesting of early exercised stock options	—	—	—	—	137	—	—	137
Stock-based compensation	—	—	—	—	724	—	—	724
Net loss	—	—	—	—	—	—	(44,898)	(44,898)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	—	(44)
Balance—December 31, 2017	16,215,896	149,397	6,751,157	1	3,507	(44)	(69,399)	83,462
Conversion of preferred stock into common stock upon completion of the initial public offering	(16,215,896)	(149,397)	16,215,896	1	149,396	—	—	—
Issuance of common stock in connection with the initial public offering, net of issuance costs of $4,047	—	—	8,090,250	1	116,335	—	—	116,336
Repurchase of fractional shares resulting from reverse stock split	—	—	(83)	—	(1)	—	—	(1)
Issuance of common stock for exercise of stock options	—	—	63,865	—	191	—	—	191
Vesting of restricted common stock	—	—	—	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	209	—	—	209
Repurchase of unvested common stock	—	—	(41,935)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,431	—	—	3,431
Net loss	—	—	—	—	—	—	(70,370)	(70,370)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(38)	—	(38)
Balance—December 31, 2018	—	$—	31,079,150	$3	$273,069	$(82)	$(139,769)	$133,221

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(70,370)	$(44,898)	$(19,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,431	724	245
Depreciation and amortization	401	371	134
Accretion of discounts on marketable securities	(744)	—	—
Change in fair value of embedded derivative	331	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,385)	(568)	(3,881)
Other assets	(673)	205	(1,691)
Accounts payable	916	1,221	1,995
Accrued liabilities	4,214	3,356	853
Deferred grant funding	(1,015)	2,759	—
Lease-related liabilities	(123)	(90)	53
Other long-term liabilities	—	(17)	16
Net cash used in operating activities	(66,017)	(36,937)	(21,815)
Cash flows from investing activities:
Purchases of property and equipment	(403)	(114)	(1,103)
Purchases of available-for-sale securities	(142,027)	(79,738)	(4,000)
Proceeds from maturities of available-for-sale securities	78,241	16,000	4,000
Net cash used in investing activities	(64,189)	(63,852)	(1,103)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	115,152	4,590
Proceeds from issuance of common stock upon exercise of stock options	291	312	436
Proceeds from initial public offering, net of issuance costs	116,336	—	—
Repurchase of fractional common stock upon reverse stock split	(1)	—	—
Net cash provided by financing activities	116,626	115,464	5,026
Net (decrease) increase in cash and cash equivalents	(13,580)	14,675	(17,892)
Cash and cash equivalents — beginning of period	24,417	9,742	27,634
Cash and cash equivalents — end of period	$10,837	$24,417	$9,742
Supplemental disclosures of cash flow information:
Purchases of property and equipment through accounts payable and accrued liabilities	$—	$10	$—
Conversion of convertible preferred stock to common stock at close of initial public offering	$149,397	$—	$—

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Notes to the Financial Statements

1.	Description of Business

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

Initial Public Offering

On July 2, 2018, the Company completed its initial public offering (“IPO”) of 7,035,000 shares of common stock, and subsequently on July 27, 2018, the Company issued and sold an additional 1,055,250 shares upon the exercise of the underwriters’ over-allotment option. In connection with the IPO, including the over-allotment option, the Company issued and sold an aggregate of 8,090,250 shares of common stock at $16.00 per share, raising $116.3 million in proceeds, net of underwriting discounts and commissions,  and offering expenses of $13.2 million. Upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 16,215,896 shares of common stock.

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $139.0 million as of December 31, 2018. Since inception through December 31, 2018, the Company has incurred cumulative net losses of $139.8 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such capital through the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its products. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date the audited financial statements are filed with the Securities and Exchange Commission (“SEC”).

FORTY SEVEN, INC.

Notes to the Financial Statements

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of common stock prior to the IPO, the fair value of stock options, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Investments

Investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as current.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss.  The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. There were no realized gains or losses on investments for the years ended December 31, 2018, 2017 and 2016. Interest on marketable securities is included in interest income.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist of cash, cash equivalents, and short-term investments. The Company’s cash, cash equivalents and short-term investments are held by one financial institution in the United States, which management believes to be of high credit quality. Deposits in this financial institution may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents, or short-term investments.

FORTY SEVEN, INC.

Notes to the Financial Statements

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for any of the periods presented.

Research and Development Expenditures

Research and development expenses consist of costs incurred for the Company’s own and for sponsored and collaborative research and development activities. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf. The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them. Further, the Company accrues expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If the Company does not identify costs that have begun to be incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the Company’s estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial accruals.

FORTY SEVEN, INC.

Notes to the Financial Statements

The Company expenses payments for the acquisition and development of technology as research and development costs if, at the time of payment, the technology is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use. In addition, funding from research grants is offset against the related qualified research and development costs incurred.

Stock-Based Compensation

The Company measures its stock-based awards granted to employees and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards and employee stock purchase plan (“ESPP”) purchases. Stock-based compensation is recognized using the straight-line method.

Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company may make discretionary matching contributions. During 2018, 2017 and 2016, the Company made matching contributions on up to 3% of an employee’s eligible compensation deferred. The Company recognized expense related to its contributions to the plan of $281,000, $211,000 and $107,000 for the years ended December 31, 2018, 2017 and 2016.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes.

Foreign Currency Transactions

Gains or losses from foreign currency transactions are included in interest and other income, net, in the statements of operations and comprehensive loss. The Company recognized $0.2 million in foreign currency losses for the year ended December 31, 2018. Foreign currency transaction gains and losses were not material for the years ended December 31, 2017 and 2016.

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized losses on available-for-sale securities.

FORTY SEVEN, INC.

Notes to the Financial Statements

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive. Shares of common stock subject to repurchase are excluded from the weighted-average shares.

Segment Reporting

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company adopted this guidance for the year ended December 31, 2018. The adoption of this guidance during the year ended December 31, 2018 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases and provide enhanced disclosures. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt Topic 842 as of January 1, 2019 under this new alternative transition method. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. In addition, as a practical expedient relating to its property lease, the Company will not separate lease components from nonlease components. The Company will not elect the hindsight practical expedient permitted under the transition guidance within the new lease standard. The Company has substantially completed an assessment of the new standard’s impact, and while the Company does not expect a material impact from adoption on its statements of operations or comprehensive loss, the Company does expect to record a material increase in its assets and liabilities on the balance sheet upon adoption of this standard.  Upon adoption, the Company expects to recognize a right-of-use asset in the range of $2.2 million to $2.4 million and a lease liability in the range of $2.7 million to $2.9 million for the headquarters property lease.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents, short-term investments, and embedded derivative at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. Short-term investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. All of the investments held as of December 31, 2018 and 2017 had maturities of less than one year. There were no realized gains or losses on investments for the years ended December 31, 2018, 2017 and 2016. Any unrealized losses were deemed to be temporary. The Company does not intend to sell its

FORTY SEVEN, INC.

Notes to the Financial Statements

securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity.

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2018 and 2017 are presented in the following tables:

	As of December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Money market funds	Level 1	$7,959	$—	$—	$7,959
Commercial paper	Level 2	43,277	—	—	43,277
Corporate debt securities	Level 2	46,186	—	(54)	46,132
Asset-backed securities	Level 2	22,842	—	(27)	22,815
US government debt securities	Level 2	15,963	—	(1)	15,962
Total cash equivalents and available-for-sale securities		$136,227	$—	$(82)	$136,145

	As of December 31, 2017
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Money market funds	Level 1	$19,052	$—	$—	$19,052
Commercial paper	Level 2	31,467	—	—	31,467
Corporate debt securities	Level 2	24,556	—	(35)	24,521
Asset-backed securities	Level 2	7,717	—	(7)	7,710
US government debt securities	Level 2	1,993	—	(2)	1,991
Total cash equivalents and available-for-sale securities		$84,785	$—	$(44)	$84,741

The Company’s contingent milestone payments in its agreement with the Leukemia & Lymphoma Society, Inc. were concluded to be an embedded derivative. The embedded derivative contains unobservable inputs that are supported by little or no market activity at the measurement date. Accordingly, the Company’s embedded derivative is measured at fair value on a recurring basis using unobservable inputs that are classified as level 3 inputs. Refer to Note 6 for the valuation techniques and assumptions used in estimating the fair value of the embedded derivative.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(in thousands)
Furniture and fixtures	$108	$14
Laboratory equipment	1,297	988
Computer equipment and software	91	91
Leasehold improvements	770	770
	2,266	1,863
Less: Accumulated depreciation and amortization	(906)	(505)
Total property and equipment, net	$1,360	$1,358

FORTY SEVEN, INC.

Notes to the Financial Statements

Depreciation and amortization expense for property and equipment amounted to $401,000, $371,000 and $134,000 for the years ended December 31, 2018, 2017 and 2016.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued research and development expenses	$5,870	$4,096
Accrued bonus	1,602	—
Lease-related liabilities, current	155	133
Other	1,417	579
Total accrued liabilities	$9,044	$4,808

5.	Commitments and Contingencies

Leases

In August 2016, the Company entered into an operating lease agreement for its headquarters in Menlo Park, California. The lease term is for 60 months. The lease rental payments are on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. The landlord provided the Company with a tenant improvement allowance of up to $646,000. The allowance is amortized as an offset to rent expense over the lease term. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1,071,000, $993,000 and $587,000. At December 31, 2018 and 2017, $142,000 and $135,000 was accrued as deferred rent expense.

Effective September 2016, the Company entered into a sublease agreement to lease a portion of the Menlo Park facility to a tenant. Sublease income was $0, $124,000 and $62,000 for the years ended December 31, 2018, 2017 and 2016 and was recorded as an offset to rent expense.

In conjunction with the lease agreement, the Company paid a security deposit of $265,000 included in prepaid expenses and other current assets and other assets as of December 31, 2017. The security deposit was reduced to $176,000, included in prepaid expenses and other current assets and other assets as of December 31, 2018.

At December 31, 2018, future minimum payments are as follows (in thousands):

2019	$1,134
2020	1,168
2021	794
Total future minimum lease payments	$3,096

Manufacturing Commitment

In August 2016, the Company entered into a development and manufacturing agreement with Lonza Sales AG and, in December 2017, the Company entered into a second manufacturing agreement with Lonza Biologics Tuas Pte Ltd, each relating to the manufacturing of 5F9-related products.

The August 2016 agreement was amended by the Company in November 2017 as relating to the manufacturing of the Company’s other preclinical program related products and in November and December 2018 as relating to the scope of manufacturing services. Under the agreements, the Company is required to pay Lonza fixed fees based on manufacturing services performed on the Company’s behalf. Payments were due beginning in January 2018 through to the expiration of the agreements in December 2021. The fees payable under the August 2016 agreement and as

FORTY SEVEN, INC.

Notes to the Financial Statements

amended in November 2017 and November and December 2018, are specified in Great British Pounds and are converted into U.S. Dollars based on current exchange rates.

At December 31, 2018, future minimum payments under the Lonza development and manufacturing agreements are as follows (in thousands):

2019	$14,447
2020	10,250
2021	5,150
Total future minimum payments	$29,847

6.	Research and License Agreements

Stanford License Agreement

In November 2015, the Company entered into a technology license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) under which Stanford granted to the Company exclusive licenses under certain patents and other intellectual property rights relating to the Company’s current product candidates and non-exclusive licenses under certain other patents and intellectual property rights to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. With respect to these licenses, the Company could be required to pay Stanford up to $5.6 million in milestone payments based on the achievement of certain development and regulatory approval milestones. The first such milestone payment of $75,000 was paid to Stanford in February 2018 and included in research and development expense for the year ended December 31, 2018. In addition, the Company is required to pay Stanford a minimum annual fee and a royalty of single digit percentage on net sales of licensed products, reimburse patent-related expenses, share any non-royalty sublicensing income received related to the licensed technology, and pay a change of control fee.

California Institute of Regenerative Medicine (CIRM) Grants

In January 2017, the Company was awarded a research grant from CIRM. The CIRM grant stipulates various milestone-based payments to the Company with the total award of $10.2 million over a period of four years. As of December 31, 2018 and 2017, the Company had received $7.2 million and $3.8 million under the award.

In November 2017, the Company was awarded a second research grant from CIRM for a separate clinical trial study. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because the Company opted not to expand the patient population participating in the study. As of December 31, 2018 and 2017, the Company had received $2.4 million and $1.1 million under the award. Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand.

Leukemia & Lymphoma Society Grant

In March 2017, the Company entered into an agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”) and amended the agreement to include an additional study in June 2018. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. As of December 31, 2018 and 2017, the Company had received $3.9 million and $1.0 million under the award. The Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones as well as a low single digit percentage royalty rate on net sales, up to a maximum of $15 million in total. The Company

FORTY SEVEN, INC.

Notes to the Financial Statements

concluded that the contingent milestone payments were an embedded derivative and the Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of December 31, 2018.  The liability for the derivative was not material to the financial statements as of December 31, 2017. The value of the embedded derivative was estimated using the probability-adjusted and discounted future milestone payments.  The Company recorded the $0.3 million increase in the fair value of the embedded derivative in the statement of operations as Interest and other income, net.

The Company recognizes research grants as a reduction of research and development expense when the eligible costs are incurred. For the years ended December 31, 2018 and 2017, the Company recognized $8.0 million and $3.9 million as a reduction to research and development expenses for research grants.

Merck Collaboration Agreement

In January 2018, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA (“Merck”), to evaluate 5F9 combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of December 31, 2018, the Company recorded a receivable of $0.6 million from Merck for reimbursement of research and development costs incurred.  Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the year ended December 31, 2018, the Company recognized $1.2 million as a reduction to research and development expenses under this collaboration agreement.

BliNK Purchase Agreement

In June 2018, the Company entered into an asset purchase agreement with BliNK Biomedical SAS (“Blink”), under which Blink transferred its patents, intellectual property rights and know-how, and materials related to its CD47 antibody program to the Company. Under the agreement, the Company paid an initial upfront fee of $2.5 million in June 2018, including $0.5 million upon the completion of the transfer of intellectual property rights and know-how. An additional $0.5 million was paid in July 2018 upon completion of material transfers related to its CD47 antibody program to the Company. Additionally, the Company is required to make annual payments of $0.3 million until it receives marketing approval for the first product. The Company could also be required to pay up to $43.0 million in milestone payments in aggregate per product based on the achievement of certain development and regulatory approval milestones. No such milestone payments have been made as of December 31, 2018. In addition, the Company could be required to pay Blink a royalty of single digit percentage on net sales of approved products, which is subject to buy-out provisions for a one-time payment that can be exercised by the Company prior to certain development milestones being achieved. During the year ended December 31, 2018, the Company recognized $3.0 million in research and development expense related to the Blink asset purchase agreement.

Synthon License Agreement

In July 2018, the Company entered into a settlement and license agreement with Synthon Biopharmaceuticals B.V. (“Synthon”). Under the agreement, the Company agreed to discontinue its ongoing oppositions and challenges at the European Patent Office (“EPO”) and the U.S. Patent and Trademark Office (“USPTO”) directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening (“SSB”) that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. The Company also agreed to request the withdrawal of such proceedings with the USPTO and EPO. In return Synthon agreed to grant the Company a non-exclusive, worldwide sublicense to certain patents Synthon have licensed from SSB, including the SSB patents the Company was opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as 5F9 or an alternate anti-CD47 product) to treat cancer in combination with other antibodies.

In exchange, for these sublicenses and option rights, the Company agreed to pay Synthon an aggregate of up to approximately 40.0 million Euros (approximately $46 million US Dollar based on the exchange rate at December 31, 2018) comprising an upfront payment upon grant of sublicense and the achievement of future regulatory and commercial milestones which comprise the significant majority of the aggregate payments. The Company also has an option to expand its rights to cover a follow-on anti-CD47 product in exchange for a specified option exercise fee. If the Company exercises its option right, the Company will pay Synthon additional amounts upon the achievement of certain regulatory and commercial milestones related to such follow-on anti-CD47 product. In

FORTY SEVEN, INC.

Notes to the Financial Statements

addition, the Company will be required to pay Synthon an annual license fee and a royalty of a tiered, low single digit percentage on net sales of any approved licensed products. The Company has the right to buy out its royalty obligations for each licensed product in full by paying Synthon specified lump sum amounts prior to the occurrence of certain defined events.

7.	Convertible Preferred Stock

On the completion of the IPO (see Note 1) on July 2, 2018, all outstanding shares of convertible preferred stock were automatically converted into 16,215,896 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of convertible preferred stock outstanding as of December 31, 2018. The convertible preferred stock as of December 31, 2017 consisted of the following:

	December 31, 2017
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value
	(in thousands, except share data)
Series A-1	4,438,709	4,438,691	$34,245
Series A-2	4,187,698	4,187,682	40,377
Series B	7,589,537	7,589,523	74,775
	16,215,944	16,215,896	$149,397

8.	Stock-Based Compensation

2015 and 2018 Equity Incentive Plans

In November 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company under terms and provisions established by the board of directors. As of December 31, 2018, there were 3,291,597 shares of the Company’s common stock reserved for future issuance under the 2015 Plan upon the exercise of outstanding stock options.

In June 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO. As a result, the Company will not grant any additional awards under the 2015 Plan.  The terms of the 2015 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. The Company has initially reserved 3,000,000 shares of common stock for issuance under the 2018 Plan.  In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2018, there were 2,886,650 shares available for future grants under the 2018 Plan.

FORTY SEVEN, INC.

Notes to the Financial Statements

A summary of option activity under the 2015 Plan and 2018 Plan is as follows:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2016	624,177	$2.02	9.35	$1,790
Options granted	1,756,056	5.08
Options exercised	(107,783)	2.90
Options forfeited	(169,922)	2.71
Balance, December 31, 2017	2,102,528	$4.47	9.43	$1,672
Options granted	1,426,038	9.44
Options exercised	(63,865)	4.56
Options forfeited	(59,854)	4.96
Balance outstanding December 31, 2018	3,404,847	$6.55	8.82	$31,388
Exercisable, December 31, 2018	2,167,142	$6.18	8.75	$20,771
Vested and expected to vest, December 31, 2018	3,404,847	$6.55	8.82	$31,388

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company's common stock for stock options that were in-the-money.

The intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was $554,000, $226,000 and $0, respectively.

During the years ended December 31, 2018, 2017 and 2016, the estimated total grant-date fair value of the options vested was $2.3 million, $3.7 million and $1.1 million and the estimated weighted-average grant-date fair value of employee options granted was $6.14, $3.39 and $1.33 per share, respectively. As of December 31, 2018, there was $11.4 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 3.3 years.

Employees Share Purchase Plan (ESPP)

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The Company has initially reserved 450,000 shares of common stock for purchase under the ESPP. The initial offering period began June 27, 2018 and will end on August 15, 2020 with purchase dates of February 15, 2019, August 15, 2019, February 15, 2020, and August 15, 2020. Each subsequent offering will be approximately 24 months long and will consist of four purchase periods with purchase dates occurring on February 15 and August 15 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date.

Stock-Based Compensation

The Company uses the grant date fair value of its common stock to value options when granted. The Company measures its stock-based awards granted to employees and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method, as we do not have sufficient

FORTY SEVEN, INC.

Notes to the Financial Statements

historical data to use any other method to estimate expected term. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility—Since the Company has limited trading history for its common stock due to its short trading history, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	5.48 - 6.44	6.0	6.0
Expected volatility	65.8% - 70.8%	75.5%	75%
Weighted average risk-free interest rate	2.51% - 3.10%	1.77% – 2.21%	1.25% – 2.08%
Dividend yield	0%	0%	0%

The fair value of the ESPP is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2018, the weighted average grant date fair value per share for the ESPP was $6.95. Stock-based compensation expense for the ESPP was $423,000 for the year ended December 31, 2018.

For the year ended December 31, 2018, the fair value of ESPP was estimated using the following assumptions:

Year Ended December 31,
2018
Expected term (years)	0.58 - 2.08
Expected volatility	66% - 68%
Weighted average risk-free interest rate	2.14% - 2.53%
Dividend yield	0%

The ESPP commenced in June 2018. No shares of common stock were purchased pursuant to the ESPP in 2018. Cash received from payroll deductions pursuant to the ESPP in 2018 was $473,000.

Total stock-based compensation was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$1,193	$206	$93
General and administrative	2,238	518	152
Total	$3,431	$724	$245

Restricted Stock

The Company typically allows its employees and directors to exercise options granted under the 2015 Plan prior to vesting. The Company also has issued restricted stock purchase awards to employees and directors under the

FORTY SEVEN, INC.

Notes to the Financial Statements

2015 Plan. The shares related to early exercised stock options and restricted stock purchase awards are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other long-term liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of December 31, 2018 and 2017, there was $144,000 and $255,000 recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase.

A summary of restricted stock activity follows for the years ended December 31, 2017 and 2018:

Number of Restricted Shares Outstanding
Unvested shares—December 31, 2016	299,327
Early exercised options	32,258
Restricted shares vested	(174,596)
Unvested shares—December 31, 2017	156,989
Early exercised options	11,418
Restricted shares vested	(77,420)
Repurchased by the Company	(41,935)
Unvested shares—December 31, 2018	49,052

9.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2018	2017	2016
Convertible preferred stock	—	16,215,896	4,438,691
Stock options to purchase common stock	3,404,847	2,102,528	624,177
Restricted stock subject to future vesting	49,052	156,988	299,327
Shares committed under ESPP	35,383	—	—
Total	3,489,282	18,475,412	5,362,195

10.	Income Taxes

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 was an immaterial amount. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

FORTY SEVEN, INC.

Notes to the Financial Statements

A reconciliation of total provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to loss before provision from income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Computed expected tax benefit	$(14,778)	$(9,428)	$(6,540)
State taxes (net of federal tax benefits)	(1,621)	(3,119)	(1,111)
Increase in valuation allowance	17,992	10,185	7,685
Other	481	(65)	89
R&D tax credits	(2,074)	(326)	(123)
Federal rate change (pursuant to the Tax Act)	—	2,753	—
Total provision for income taxes	$—	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Net operating loss carryforwards	$19,748	$4,309
Capitalized R&D	10,673	13,537
Stock-based compensation	583	122
Intangibles	2,891	896
Tax credits	2,711	637
Accruals and other	1,067	180
Total deferred tax assets	37,673	19,681
Less: valuation allowance	(37,673)	(19,681)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $18.0 million, $10.2 million and $7.7 million during the years ended December 31, 2018, 2017 and 2016.

The Company has net operating carryforwards for federal and California income tax purposes of approximately $76.4 million and $53.4 million, respectively, as of December 31, 2018. As of December 31, 2017, we had federal and California net operating loss carryforwards of approximately $16.5 million and $16.6 million, respectively. The federal net operating loss carryforwards, if not utilized, will expire beginning in 2035. The state net operating loss carryforwards, if not utilized, will expire beginning in 2035. Under the U.S. Tax Cuts & Jobs Act, passed into law in December 2017, effective January 1, 2018, net operating losses generated after December 31, 2017 will be carried forward indefinitely with the yearly net operating loss utilization limited to 80 percent of taxable income.

The Company has federal and California research credit carryforwards of approximately $2.1 million and $1.5 million, respectively, as of December 31, 2018. As of December 31, 2017, we had federal and California research credit carryforwards of approximately $0.4 million and $0.6 million, respectively. The Company also has Federal Orphan Drug credits of approximately $0.2 million as of December 31, 2018. The federal credits will begin to expire in 2035 while the California research credits have no expiration date.

Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”).  A formal Section 382 study has not been completed to determine if an ownership change has occurred and if its net operating losses are subject to an annual limitation. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future.

FORTY SEVEN, INC.

Notes to the Financial Statements

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$283	$93	$—
Increases related to current year tax positions	553	190	93
Balance at end of year	$836	$283	$93

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

Income tax returns are filed in the U.S. and California. The years 2015 through 2018 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2015 through 2018 remain open to examination by the domestic taxing jurisdictions.

In December 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act, among other changes, lowers the Company’s federal tax rate from 34% to 21%. Based on provisions of the Tax Act, the Company remeasured its deferred tax assets and liabilities as of December 31, 2017 to reflect the lower statutory tax rate. The Company completed its accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.

11.	Related-Party Relationship

Dr. Weissman and Dr. Majeti, co-founders and members of the Company’s board of directors, are professors at Stanford. While employed by Stanford, Dr. Weissman and Dr. Majeti are co-inventors of some of the patents that the Company licenses under the Stanford License Agreement. Under Stanford's policies, as co-inventors Dr. Weissman and Dr. Majeti are entitled to receive a share of any royalties that the Company pays to Stanford under the agreement with respect to the covered intellectual property. No royalty payments have been made to date. In addition, under Stanford’s policies, as co-inventors Dr. Weissman and Dr. Majeti are entitled to receive a share of the annual license fees that the Company pays to Stanford with respect to the covered intellectual property.

12.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows:

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
2018
Loss from operations	(17,784)	(22,367)	(16,958)	(14,996)
Net loss	(17,214)	(21,659)	(16,722)	(14,775)
Net loss per share, basic and diluted	$(0.56)	$(0.71)	$(2.52)	$(2.24)
2017
Loss from operations	(12,583)	(10,893)	(10,886)	(10,942)
Net loss	(12,330)	(10,833)	(10,827)	(10,908)
Net loss per share, basic and diluted	$(1.88)	$(1.67)	$(1.68)	$(1.71)

FORTY SEVEN, INC.

Notes to the Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management believes that these and other actions taken to remediate this material weakness were fully implemented as of September 30, 2018 and that the previously reported material weakness had been remediated. However, we cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2018 in accordance with the provisions of the Sarbanes-Oxley Act, and will not be required to attest formally to the effectiveness of our internal controls over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act. If other material weaknesses or other deficiencies occur, or currently exist, our ability to accurately and timely report our financial position could be impaired, which could result in a misstatement of our financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to our officers, directors, employees and independent contractors, which is available on our website at www.fortyseveninc.com. The Code of Conduct is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Conduct that applies to a director, executive officer or senior financial officer and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Conduct that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Transactions with Related Parties” and “Election of Directors– Independence of the Board of Directors,” respectively, in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Forty Seven, Inc.	8-K	001-38554	3.1

3.2	Amended and Restated Bylaws of Forty Seven, Inc.	S-1	333-225390	3.4

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-225390	4.1

10.1	Amended and Restated Investor Rights Agreement, by and among Forty Seven, Inc. and the investors listed on Exhibit A thereto, dated October 17, 2017.	S-1	333-225390	10.1

10.2+	Forty Seven, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-225390	10.2

10.3+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1	333-225390	10.3

10.4+	Forty Seven, Inc. 2018 Equity Incentive Plan, as amended.	S-1	333-225390	10.4

10.5+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1	333-225390	10.5

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	S-1	333-225390	10.6

10.7+	Forty Seven, Inc. 2018 Employee Stock Purchase Plan.	S-1	333-225390	10.7

10.8+	Form of Indemnification Agreement, by and between Forty Seven, Inc. and each of its directors and executive officers.	S-1	333-225390	10.8

10.9+	Offer Letter, by and between Forty Seven, Inc. and Mark McCamish, dated November 10, 2016.	S-1	333-225390	10.9

10.10+	Executive Employment Agreement, by and between Forty Seven, Inc. and Chris Takimoto, effective as of January 7, 2016.	S-1	333-225390	10.10

10.11	Lease Agreement, by and between Forty Seven, Inc. and MENLO PREHC I, LLC, dated as of April 13, 2016.	S-1	333-225390	10.11

10.12**	Exclusive (Equity) Agreement, by and between Forty Seven, Inc. and The Board of Trustees of the Leland Stanford Junior University, dated November 19, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement, by and between Forty Seven, Inc. and The Board of Trustees of the Leland Stanford Junior University, dated April 19, 2017.	S-1	333-225390	10.12

10.13**	Assigned Capacity and Manufacturing Agreement, by and between Forty Seven, Inc. and Lonza Sales AG, dated August 30, 2016.	S-1	333-225390	10.13

10.14**	Amendment to the Assigned Capacity and Manufacturing Agreement, by and between Forty Seven, Inc. and Lonza Sales AG, dated June 9, 2017.	S-1	333-225390	10.14

10.15**	Assigned Capacity and Manufacturing Agreement for 2000 L Scale, by and between Forty Seven, Inc. and Lonza Biologics Tuas Pte Ltd, dated December 21, 2017.	S-1	333-225390	10.15

10.16+	Forty Seven, Inc. Executive Severance and Change in Control Plan.	S-1	333-225390	10.16

10.17**	Settlement and License Agreement, by and between Forty Seven, Inc. and Synthon Biopharmaceuticals B.V. dated July 16, 2018.	10-Q	001-38554	10.1

10.18+	Amended and Restated Annual Bonus Plan	8-K	001-38554	10.1

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated March 23, 2018.	S-1	333-225390	16.1

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forty Seven, Inc.

Date: March 28, 2019	By:	/s/ Mark A. McCamish
Mark A. McCamish, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2019	By:	/s/ Ann D. Rhoads
Ann D. Rhoads
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Mark A. McCamish and Ann D. Rhoads, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark A. McCamish	President, Chief Executive Officer	March 28, 2019
Mark A. McCamish, M.D.	(Principal Executive Officer)

/s/ Ann D. Rhoads	Chief Financial Officer	March 28, 2019
Ann D. Rhoads	(Principal Financial and Accounting Officer)

/s/ Kristine M. Ball	Director	March 28, 2019
Kristine M. Ball

/s/ Jeffrey W. Bird	Director	March 28, 2019
Jeffrey W. Bird, M.D.

/s/ Ian T. Clark	Director	March 28, 2019
Ian T. Clark

/s/ Dennis J. Henner	Director	March 28, 2019
Dennis J. Henner, Ph.D.

/s/ Ravindra Majeti	Director	March 28, 2019
Ravindra Majeti, M.D

/s/ Irving L. Weissman	Director	March 28, 2019
Irving L. Weissman, M.D.