Form 10-Q
period 2019-03-31
Forty Seven, Inc.
filed 2019-05-13
CIK 1667633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2019, the registrant had 31,358,848 shares of common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTSV	The NASDAQ Global Select Market

i

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

ii

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

Forty Seven Inc.

Condensed Balance Sheets

(In thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$15,544	$10,837
Short-term investments	98,045	128,186
Prepaid expenses and other current assets	11,275	6,835
Total current assets	124,864	145,858
Property and equipment, net	1,244	1,360
Operating lease right-of-use asset	2,131	—
Other assets	2,072	2,219
Total assets	$130,311	$149,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,813	$4,621
Accrued liabilities	7,299	9,044
Lease liability, current	993	—
Deferred grant funding, current	3,351	1,744
Total current liabilities	15,456	15,409
Lease liability, noncurrent	1,588	—
Deferred rent, noncurrent	—	331
Other long-term liabilities	368	476
Total liabilities	17,412	16,216
Commitments and Contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	275,663	273,069
Accumulated other comprehensive income (loss)	18	(82)
Accumulated deficit	(162,785)	(139,769)
Total stockholders’ equity	112,899	133,221
Total liabilities and stockholders’ equity	$130,311	$149,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date.

Forty Seven Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$19,126	$11,153
General and administrative	4,584	3,843
Total operating expenses	23,710	14,996
Loss from operations	(23,710)	(14,996)
Interest and other income, net	694	221
Net loss	(23,016)	(14,775)
Unrealized gain (loss) on available-for-sale securities	100	(27)
Comprehensive loss	$(22,916)	$(14,802)
Net loss per share, basic and diluted	$(0.74)	$(2.24)
Shares used in computing net loss per share, basic and diluted	31,166,184	6,600,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2018	—	—	31,079,150	$3	$273,069	$(82)	$(139,769)	$133,221
Issuance of common stock for exercise of stock options	—	—	174,793	—	789	—	—	789
Issuance of common stock pursuant to the ESPP	—	—	44,656	—	588	—	—	588
Vesting of early exercised stock options	—	—	—	—	113	—	—	113
Stock-based compensation	—	—	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	—	—	(23,016)	(23,016)
Other comprehensive income	—	—	—	—	—	100	—	100
Balance at March 31, 2019	—	—	31,298,599	$3	$275,663	$18	$(162,785)	$112,899

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2017	16,215,896	$149,397	6,751,157	$1	$3,507	$(44)	$(69,399)	$83,462
Settlement of fractional shares from reverse stock split	—	—	(15)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	431	—	—	431
Repurchase of shares	—	—	(41,935)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,775)	(14,775)
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Balance at March 31, 2018	16,215,896	$149,397	6,709,207	$1	$3,951	$(71)	$(84,174)	$69,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(23,016)	$(14,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,104	431
Depreciation and amortization	116	96
Amortization of right-of-use asset	197	—
Accretion of discounts on marketable securities	(388)	(84)
Realized gain on sale of available-for-sale securities	(2)	—
Change in fair value of embedded derivative	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,443)	1,002
Other assets	146	(630)
Accounts payable	(808)	965
Accrued liabilities	(1,744)	801
Deferred grant funding	1,607	3,006
Lease related liabilities	(78)	(28)
Net cash used in operating activities	(27,303)	(9,216)
Cash flows from investing activities:
Purchases of available-for-sale securities	(33,646)	(14,378)
Proceeds from sales of available-for-sale securities	3,996	—
Proceeds from maturities of available-for-sale securities	60,283	20,925
Net cash provided by investing activities	30,633	6,547
Cash flows from financing activities:
Payments of deferred offering costs	—	(520)
Proceeds from issuance of common stock upon ESPP purchase	588	—
Proceeds from issuance of common stock upon exercise of stock options	789	—
Net cash provided by (used in) financing activities	1,377	(520)
Net increase (decrease) in cash and cash equivalents	4,707	(3,189)
Cash and cash equivalents — beginning of period	10,837	24,417
Cash and cash equivalents — end of period	$15,544	$21,228
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Deferred offering costs included in accrued liabilities	$—	$813

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Notes to Condensed Financial Statements

1.	Description of Business

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $113.6 million as of March 31, 2019. Since inception through March 31, 2019, the Company has incurred cumulative net losses of $162.8 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such capital through the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its products. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these interim condensed financial statements are filed with the Securities and Exchange Commission (“SEC”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed balance sheet as of March 31, 2019, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The financial data and the other financial information contained in the notes to the condensed financial statements related to the three month periods are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 28, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of common stock, the fair value of stock options, the fair value of investments, income tax uncertainties, lease liability, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases on January 1, 2019 using the modified retrospective method. For its operating leases in excess of 12 months, the Company recognizes a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the adoption date for the existing lease and at lease commencement date for new leases. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent, and lease incentives, as applicable. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The accompanying condensed financial statements as of and for the three months ended March 31, 2019 are presented under Topic 842. The prior periods continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification of the leases in place as of January 1, 2019. As allowed under Topic 842, the Company has elected to not separate lease and nonlease components. The Company has also elected to not apply the recognition requirement of Topic 842 to leases with a term of 12 months or less.

The impact of the adoption of Topic 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments due to the adoption of Topic 842	January 1, 2019
	(In thousands)
Assets
Operating lease right-of-use asset	$—	$2,328	$2,328
Liabilities and stockholders' equity
Deferred rent classified as accrued liabilities	$155	$(155)	$—
Lease liability, current	$—	$968	$968
Lease liability, noncurrent	$—	$1,847	$1,847
Deferred rent, noncurrent	$331	$(331)	$—

The adjustments due to the adoption of Topic 842 related to the recognition of an operating lease right-of-use asset and lease liability for the Company's existing property operating lease and the derecognition of the deferred rent recognized under Topic 840. There was no impact on the Company’s statement of operations and comprehensive loss from the adoption and no cumulative-effect adjustment to the beginning accumulated deficit.

3.	Fair Value Measurements

The Company measures and records its cash equivalents and short-term investments at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. Short-term investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. All of the investments held as of March 31, 2019 and December 31, 2018 had maturities of less than one year. There were no significant realized gains or losses on investments for the three ended March 31, 2019 and 2018. Any unrealized losses were deemed to be temporary. The Company does not intend to sell its securities that are in an unrealized loss position, if any, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity.

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of March 31, 2019 and December 31, 2018 are presented in the following tables:

	As of March 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$9,017	$—	$—	$9,017
Commercial paper	Level 2	34,221	—	—	34,221
Corporate debt securities	Level 2	31,682	8	—	31,690
Asset-backed securities	Level 2	16,301	3	—	16,304
US government debt securities	Level 2	19,815	7	—	19,822
Total cash equivalents and available-for-sale securities		$111,036	$18	$—	$111,054

	As of December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$7,959	$—	$—	$7,959
Commercial paper	Level 2	43,277	—	—	43,277
Corporate debt securities	Level 2	46,186	—	(54)	46,132
Asset-backed securities	Level 2	22,842	—	(27)	22,815
US government debt securities	Level 2	15,963	—	(1)	15,962
Total cash equivalents and available-for-sale securities		$136,227	$—	$(82)	$136,145

The Company’s contingent milestone payments in its agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”) were concluded to be an embedded derivative. The embedded derivative contains unobservable inputs that are supported by little or no market activity at the measurement date. Accordingly, the Company’s embedded derivative is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of March 31, 2019 and December 31, 2018. Refer to Note 5 for the valuation techniques and assumptions used in estimating the fair value of the embedded derivative.

The change in fair value of the embedded derivative is presented in the following table:

Three Months Ended March 31,
2019
(In thousands)
Beginning balance	$331
Change in fair value of embedded derivative	6
Ending balance	$337

4.	Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued research and development expenses	$5,454	$5,870
Accrued bonuses	669	1,602
Deferred rent, current	—	155
Other	1,176	1,417
Total accrued liabilities	$7,299	$9,044

5.	Research and License Agreements

California Institute of Regenerative Medicine Grants

In January 2017, the Company was awarded a research grant from the California Institute of Regenerative Medicine (“CIRM”). The CIRM grant stipulates various milestone-based payments to the Company with the total award of $10.2 million over a period of four years. During the three months ended March 31, 2019, the Company did not receive any payments related to this grant. As of March 31, 2019 and December 31, 2018, the Company had received $7.2 million under the award.

In November 2017, the Company was awarded a second research grant from CIRM for a separate clinical trial study. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because the Company opted not to expand the patient population participating in the study. During the three months ended March 31, 2019, the Company did not receive any payments related to this grant. As of March 31, 2019 and December 31, 2018, the Company had received $2.4 million under the award. Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand.

Leukemia & Lymphoma Society Grant

In March 2017, the Company entered into an agreement with the LLS and amended the agreement to include an additional study in June 2018. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. During the three months ended March 31, 2019, the Company did not receive any payments related to this grant. As of March 31, 2019 and December 31, 2018, the Company had received $3.9 million under the award. The Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones as well as a low single digit percentage royalty rate on net sales, up to a maximum of $15 million in total. The Company concluded that the contingent milestone payments were an embedded derivative and the Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of March 31, 2019 and December 31, 2018. The value of the embedded derivative was estimated using the probability-adjusted and discounted future milestone payments.

The Company recognizes research grants as a reduction of research and development expense when the eligible costs are incurred. For the three months ended March 31, 2019 and 2018, the Company recognized $1.1 million and $1.5 million as a reduction to research and development expenses for research grants.

Merck Collaboration Agreement

In January 2018, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA (“Merck”), to evaluate 5F9 combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of March 31, 2019, the Company recorded a receivable of $0.8 million from Merck for reimbursement of research and development costs incurred.  Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the three months ended March 31, 2019 and 2018, the Company recognized $0.6 million and $0.2 million as a reduction to research and development expenses under this collaboration agreement.

6. Leases

The Company leases office property and laboratory space at its headquarters in Menlo Park (the “Menlo Park lease”) through April 2021. The lease requires monthly lease payments subject to annual increases throughout the lease term and includes a renewal option at the election of the Company to extend the lease for an additional five years. The landlord provided the Company with a tenant improvement allowance of $646,000.

On January 1, 2019, the Company adopted Topic 842. As of March 31, 2019, the remaining lease term was 2.4 years and the incremental borrowing rate used to determine the operating lease liability was 7.0%.

The undiscounted future non-cancellable lease payments under the Company's operating lease are as follows:

March 31, 2019
(In thousands)
Years
Remaining 2019	$854
2020	1,168
2021	794
Thereafter	—
Total undiscounted lease payments	$2,816
Present value adjustment for minimum lease commitments	$(235)
Lease liabilities	$2,581

As of March 31, 2019, the current portion of the lease liability related to the Menlo Park lease was $1.0 million and the non-current portion of the lease liability related to the lease was $1.6 million, as disclosed in the accompanying condensed balance sheets. Rent expense for the Menlo Park lease was $0.2 million for the three months ended March 31, 2019 and 2018. Variable lease payments for operating expenses were $0.1 million for the three months ended March 31, 2019 and 2018.

7.	Stockholders’ Equity

2015 and 2018 Equity Incentive Plans

The following summarizes option activity for the three months ended March 31, 2019:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Balance, December 31, 2018	3,404,847	$6.55	8.82	$31,388
Options granted	29,720	15.58
Options exercised	(174,793)	4.52
Options forfeited	(36,596)	8.49
Balance outstanding March 31, 2019	3,223,178	$6.72	8.61	$30,568
Exercisable, March 31, 2019	2,089,225	$6.30	8.54	$20,668
Vested and expected to vest, March 31, 2019	3,223,178	$6.72	8.61	$30,568

Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development	$455	$135
General and administrative	649	296
Total	$1,104	$431

Restricted Stock

As of March 31, 2019 and December 31, 2018, there was $31,000 and $144,000 recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase.

A summary of restricted stock activity follows:

Number of Restricted Shares Outstanding
Unvested shares—December 31, 2018	49,052
Restricted shares vested	(22,708)
Unvested shares—March 31, 2019	26,344

Employee Share Purchase Plan (ESPP)

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The initial offering period began June 27, 2018 and will end on August 15, 2020 with purchase dates of February 15, 2019, August 15, 2019, February 15, 2020, and August 15, 2020. Each subsequent offering will be approximately 24 months long and will consist of four purchase periods with purchase dates occurring on February 15 and August 15 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. Total stock-based compensation related to the ESPP for the three months ended March 31, 2019 was $228,000. A total of 44,656 shares of common stock were purchased pursuant to the ESPP during the three months ended March 31, 2019 for total proceeds of $588,000. The liability related to cash received from payroll deductions pursuant to the ESPP was $135,000 as of March 31, 2019.

Convertible preferred stock

The convertible preferred stock was temporarily reclassified to mezzanine equity as of March 31, 2018 before converting into common stock and permanent equity upon the closing of Company’s initial public offering in July 2018.

8.	Net Loss Per Share

 The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2019	2018
Convertible preferred stock	—	16,215,896
Stock options to purchase common stock	3,223,178	2,206,642
Restricted stock subject to future vesting	26,344	103,763
Shares committed under ESPP	10,525	—
Total	3,260,047	18,526,301

9.	Subsequent Events

On April 24, 2019, the Company entered into a sublease to obtain 6,230 rentable square feet to expand its current headquarters through February 28, 2021.  The base rent for the additional space for the first year will be $0.4 million and will increase annually by 3%.

On April 28, 2019, the Company also entered into an amendment of its current headquarter lease to add the additional space under the sublease to its headquarter lease upon the expiration of the sublease on February 28, 2021. Under the terms of the Lease Amendment, the lease for the additional space will commence on March 1, 2021 and be co-terminus with the lease agreement, and the base rent for the additional space will be $36,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes in the Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Overview

We are a clinical-stage immuno-oncology company focused on developing novel checkpoint therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, 5F9, dosed as a monotherapy or in combination with marketed cancer therapies, can transform the treatment of cancer. 5F9 has demonstrated promising activity in multiple Phase 1b/2 clinical trials in which we have treated over 290 relapsed or refractory cancer patients with solid or hematologic tumors. In addition, we have two additional product candidates in preclinical development; FSI-189, an anti-SIRPα antibody, and FSI-174, an anti-cKIT antibody. We hold worldwide rights to all of our product candidates.

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

Since our inception in 2014, we have devoted most of our resources to identifying and developing 5F9, advancing our preclinical programs, conducting clinical trials and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common stock in our initial public offering, the issuance and sale of our preferred stock and the receipt of government and private grants. We are eligible to receive up to $17.6 million in grants from the California Institute for Regenerative Medicine, or CIRM, and the Leukemia and Lymphoma Society, or LLS, of which $13.5 million has been received through March 31, 2019.

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

We have incurred net losses in each year since inception. Our net losses were $23.0 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $162.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates through clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company;
•	continue our preclinical programs and clinical development efforts;
•	continue research activities for the discovery of new product candidates; and
•	manufacture supplies for our preclinical studies and clinical trials.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, 5F9, and other product candidates, which include:

•	expenses incurred under agreements with third-party contract organizations and investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;
•	costs related to production of clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical and clinical trials;
•	employee-related expenses, which include salaries, benefits and stock-based compensation; and
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of our lead product candidate, 5F9. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred. Research and development grants received during 2018 and as of March 31, 2019 totaled $7.6 million and $13.5 million, respectively. In January 2018, we entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA or Merck. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the three months ended March 31, 2019 and 2018, we recognized $0.6 million and $0.2 million, respectively, as a reduction to research and development expenses under this collaboration agreement.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)
	(In thousands)
Operating expenses:
Research and development	$19,126	$11,153	$7,973
General administrative	4,584	3,843	741
Total operating expenses	23,710	14,996	8,714
Loss from operations	(23,710)	(14,996)	(8,714)
Interest and other income, net	694	221	473
Net loss	$(23,016)	$(14,775)	$(8,241)

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(In thousands)
Product-specific costs:
5F9	$13,735	$10,027	$3,708
Grant funding and cost share reimbursement	(1,639)	(1,706)	67
Non product-specific costs:
Stock-based compensation	455	136	319
Personnel-related	2,730	1,663	1,067
Other preclinical programs	3,845	1,033	2,812
Total research and development expenses	$19,126	$11,153	$7,973

Research and development expenses increased by $8.0 million, or 71%, to $19.1 million for the three months ended March 31, 2019 from $11.2 million for the three months ended March 31, 2018. The increase was primarily due to a $3.7 million increase in third-party costs related to advancing our current clinical programs focused on our lead product candidate, 5F9, and associated contract manufacturing costs. There was a $2.8 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts and a $1.4 million increase in personnel-related costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 19%, to $4.6 million for the three months ended March 31, 2019 from $3.8 million for the three months ended March 31, 2018. The increase was primarily due to a $0.9 million increase in personnel-related costs driven by an increase in headcount and a $0.2 million increase in directors and officers insurance expense, partially offset by a $0.4 million decrease in accounting and consulting expenses incurred in connection with operating as a public company.

Interest and Other Income, Net

Interest and other income, net increased by $0.5 million to $0.7 million for the three months ended March 31, 2019 from $0.2 million for the three months ended March 31, 2018. The increase was primarily due to interest income earned from the investment of the net proceeds from our IPO in July 2018.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2019, we had $113.6 million in cash, cash equivalents and short-term investments. Prior to our IPO, our operations have been financed primarily by net proceeds from the sale and issuance of our preferred stock. In connection with our IPO, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $16.00 per share. We received proceeds of $116.3 million, net of underwriting discounts and commissions and estimated offering costs.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, 5F9, other product candidates, preclinical and discovery programs, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing capital resources will enable us to fund our operating expenses and capital expenditure requirements for a period of at least one year from the date the condensed financial statements are filed with the SEC. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash used in operating activities	$(27,303)	$(9,216)
Cash provided by investing activities	30,633	6,547
Cash provided by financing activities	1,377	(520)
Net increase (decrease) in cash and cash equivalents	$4,707	$(3,189)

Operating Activities

During the three months ended March 31, 2019, cash used in operating activities of $27.3 million was attributable to a net loss of $23.0 million and a net change of $5.3 million in net operating assets and liabilities, partially offset by a net change of $1.0 million in non-cash charges. The non-cash charges consisted primarily of stock-based compensation of $1.1 million and depreciation and amortization of $0.3 million, partially offset by $0.4 million related to the accretion of discounts on marketable securities. The change in operating assets and liabilities was primarily due to a $4.4 million increase in prepaid expense and other current assets driven by additional prepayments made for research and development activities and other receivables, a $2.5 million decrease in accounts payable and accrued liabilities resulting from the timing of payments, offset by a $1.6 million increase in deferred grant funding due to research grant award payments receivable.

During the three months ended March 31, 2018, cash used in operating activities of $9.2 million was attributable to a net loss of $14.8 million, partially offset by a net change of $5.1 million in our net operating assets and liabilities and $0.4 million in non-cash charges. The non-cash charges consisted primarily of stock-based compensation of $0.4 million. The change in operating assets and liabilities was primarily due to a $3.0 million increase in deferred grant funding due to research grant award payments received, a $1.8 million increase in accounts payable and accrued liabilities driven by increased accrued professional fees and a $1.0 million decrease in prepaid expenses and other current assets resulting from the timing of prepayments made for research and development activities. This was partially offset by a $0.6 million increase in other assets primarily resulting from deferred offering costs incurred but not paid.

Investing Activities

During the three months ended March 31, 2019, cash provided by investing activities was $30.6 million related to the proceeds from maturities of short-term investments of $60.2 million and proceeds from the sale of short-term investments of $4.0 million, partially offset by the purchase of investments of $33.6 million.

During the three months ended March 31, 2018, cash provided by investing activities of $6.5 million was related to the maturity of investments of $20.9 million, partially offset by the purchase of short-term investments of $14.4 million.

Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $1.4 million related primarily to the proceeds received from the issuance of common stock upon ESPP purchase of $0.6 million and from the exercise of stock options of $0.8 million.

During the three months ended March 31, 2018, cash used in financing activities of $0.5 million was related to payments of deferred offering costs.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as of March 31, 2019, as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 28, 2019.

Off-Balance Sheet Arrangements

During 2018 and the three months ended March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 28, 2019.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments of $113.6 million and $139.0 million as of March 31, 2019 and December 31, 2018, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with licensors and vendors for research and development services with payments denominated in foreign currencies, including the British Pound and Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. Foreign currency transaction gains and losses were not significant to the financial statements for the three months ended March 31, 2019 and March 31, 2018. We have not had a hedging program with respect to foreign currency.

Our primary foreign currency exposure relates to our manufacturing commitments with Lonza for the manufacturing of 5F9-related products. Under the Lonza agreements, the Company is required to pay Lonza fixed fees based on manufacturing services performed. The fees payable under Lonza agreements are denominated in British Pounds. We recognized $67,000 in foreign currency losses for the quarter ended March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immuno-oncology company with a limited operating history. Since inception in 2014, we have not generated any revenue and have incurred significant operating losses. Our net loss was $70.4 million and $44.9 million for 2018 and 2017, respectively and $23.0 million and $14.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $162.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $113.6 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our cash and capital expenditure requirements through at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, 5F9, in our multiple ongoing clinical trials, including trials in monotherapy and in combination with anti-cancer antibodies such as rituximab and cetuximab. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of 5F9 in one or more of these indications. We cannot be certain that 5F9 will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of 5F9 is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of 5F9 and any other product candidates, including FSI-189 and FSI-174, will depend on several additional factors, including:

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

We have concentrated our product research and development efforts on our novel therapeutic approach, and our future success depends on the successful development of our lead product candidate, 5F9, FSI-189 and FSI-174 and other product candidates. There can be no assurance that any development problems we experience in the future related to our novel therapy will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

If 5F9, FSI-189 and FSI-174 and any other future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if the FDA approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of 5F9, FSI-189, FSI-174 and our other product candidates, if any are approved, will depend on a number of factors, including, among others:

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

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution, or testing. We have entered into a development and manufacturing agreement with Lonza, pursuant to which we agreed to purchase 5F9. Lonza is currently our sole supplier of 5F9. We have also entered into an agreement with BTPH as our sole supplier for our cKIT antibodies. If Lonza and BTPH are unable to supply us with sufficient clinical and commercial grade quantities of drug substances, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities.

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
•

reliance on a limited number of sources, and in some cases, single sources for drug components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell 5F9 or other product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We have entered into collaboration agreements with pharmaceutical and biotechnology companies for certain combination therapies with 5F9 and may decide to collaborate for the future development and potential commercialization of other product candidates. For example, we have an ongoing combination clinical trial in ovarian cancer with Merck and combination clinical trials planned in AML and bladder cancer with Genentech. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication during that time period. The applicable period is seven years in the United States and ten years in the European Union. The European exclusivity period can be reduced to multiple years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have licensed a patent estate from The Board of Trustees of the Leland Stanford Junior University, or Stanford. In addition, we have filed our own patent applications and acquired patent applications from BliNK Biomedical SAS. As of March 31, 2019, the only patent applications solely owned by us are provisional patent applications and PCT applications, and we do not own any issued patents. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

In July 2018, we entered into a settlement and license agreement with Synthon. Under the agreement, we agreed to discontinue our ongoing oppositions and challenges at the EPO, and the USPTO, directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening, or SSB, including U.S. Patent No. 9,352,037 and European patent No. EP 2 282 772, that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. Pursuant to this agreement, we withdrew our challenges to these patents in the USPTO and EPO. In return Synthon granted us a non-exclusive, worldwide sublicense to certain patents they have licensed from SSB, including the SSB patents we are opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as 5F9 or an alternate anti-CD47 product) to treat cancer in combination with other antibodies. Pursuant to the agreement, we and Synthon, have each released the other party (and we have released SSB) from all claims and liabilities relating to the USPTO and EPO proceedings.

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

As of March 31, 2019, we had 58 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting, for the year ended December 31, 2016, related to the accounting for complex transactions and the timing of expense recognition for research and development expenses. During 2017 and 2018, management has hired key accounting personnel, created a formal month-end close process, and established more robust processes supporting internal controls over financial reporting, including accounting policies and procedures. Our management believes that these and other actions taken to remediate this material weakness have been fully implemented and that the previously reported material weakness had been remediated. However, we cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could cause the price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares are eligible for sale in the public market, other than shares held by our directors and executive officers and our other affiliates which are subject to volume limitations under Rule 144 of the Securities Act. Additionally, certain holders of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

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

Based upon our common stock outstanding as of March 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a significant amount of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. Recently, the Delaware Chancery Court issued an opinion invalidating such provision. Until a final resolution is reached on this matter, we will not attempt to enforce this provision of our certificate of incorporation. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could harm our business.

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

Repurchase of Shares of Company Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Forty Seven, Inc.	8-K	001-38554	3.1	7/2/2018
3.2	Amended and Restated Bylaws of Forty Seven, Inc.	S-1	333-225390	3.4	6/1/2018
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	333-225390	4.1	6/1/2018
10.1	Amended and Restated Annual Bonus Plan	8-K	001-38554	10.1	1/29/2019
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
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

Forty Seven, Inc.

Date: May 13, 2019	By:	/s/ Mark A. McCamish
Mark A. McCamish, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Ann D. Rhoads
Ann D. Rhoads
Chief Financial Officer (Principal Financial and Accounting Officer)