Form 10-Q
period 2019-06-30
Forty Seven, Inc.
filed 2019-08-13
CIK 1667633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 42,215,143 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

Forty Seven Inc.

Condensed Balance Sheets

(In thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$17,849	$10,837
Short-term investments	81,158	128,186
Prepaid expenses and other current assets	11,861	6,835
Total current assets	110,868	145,858
Property and equipment, net	1,288	1,360
Operating lease right-of-use assets	2,579	—
Other assets	1,067	2,219
Total assets	$115,802	$149,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,499	$4,621
Accrued liabilities	9,719	9,044
Lease liabilities, current	1,397	—
Deferred grant funding, current	2,742	1,744
Total current liabilities	22,357	15,409
Lease liabilities, noncurrent	1,600	—
Deferred rent, noncurrent	—	331
Other long-term liabilities	361	476
Total liabilities	24,318	16,216
Commitments and Contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	277,413	273,069
Accumulated other comprehensive income (loss)	59	(82)
Accumulated deficit	(185,991)	(139,769)
Total stockholders’ equity	91,484	133,221
Total liabilities and stockholders’ equity	$115,802	$149,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date.

Forty Seven Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$18,829	$13,596	$37,955	$24,749
General and administrative	5,057	3,362	9,641	7,205
Total operating expenses	23,886	16,958	47,596	31,954
Loss from operations	(23,886)	(16,958)	(47,596)	(31,954)
Interest and other income, net	680	236	1,374	457
Net loss	(23,206)	(16,722)	(46,222)	(31,497)
Unrealized gains on available-for-sale securities	41	43	141	16
Comprehensive loss	$(23,165)	$(16,679)	$(46,081)	$(31,481)
Net loss per share, basic and diluted	$(0.74)	$(2.52)	$(1.48)	$(4.76)
Shares used in computing net loss per share, basic and diluted	31,355,135	6,636,862	31,261,182	6,618,736

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Condensed Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	31,079,150	$3	$273,069	$(82)	$(139,769)	$133,221
Issuance of common stock for exercise of stock options	—	—	174,793	—	789	—	—	789
Issuance of common stock pursuant to the ESPP	—	—	44,656	—	588	—	—	588
Vesting of early exercised stock options	—	—	—	—	113	—	—	113
Stock-based compensation	—	—	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	—	—	(23,016)	(23,016)
Other comprehensive income	—	—	—	—	—	100	—	100
Balance at March 31, 2019	—	—	31,298,599	3	275,663	18	(162,785)	112,899
Issuance of common stock for exercise of stock options	—	—	133,723	—	$612	—	—	612
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,125	—	—	1,125
Net loss	—	—	—	—	—	—	(23,206)	(23,206)
Other comprehensive income	—	—	—	—	—	41	—	41
Balance at June 30, 2019	—	$—	31,432,322	$3	$277,413	$59	$(185,991)	$91,484

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2017	16,215,896	$149,397	6,751,157	$1	$3,507	$(44)	$(69,399)	$83,462
Settlement of fractional shares from reverse stock split	—	—	(15)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	431	—	—	431
Repurchase of shares	—	—	(41,935)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,775)	(14,775)
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Balance at March 31, 2018	16,215,896	149,397	6,709,207	1	3,951	(71)	(84,174)	69,104
Issuance of common stock for exercise of stock options	—	—	28,630	—	55	—	—	55
Vesting of early exercised stock options	—	—	—	—	171	—	—	171
Stock-based compensation	—	—	—	—	616	—	—	616
Net loss	—	—	—	—	—	—	(16,722)	(16,722)
Other comprehensive income	—	—	—	—	—	43	—	43
Balance at June 30, 2018	16,215,896	$149,397	6,737,837	$1	$4,793	$(28)	$(100,896)	$53,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(46,222)	$(31,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,229	1,047
Depreciation and amortization	233	193
Amortization of right-of-use assets	461	—
Accretion of discounts on marketable securities	(730)	(180)
Realized gain on sale of available-for-sale securities	(4)	—
Change in fair value of embedded derivative	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,026)	853
Other assets	1,620	(1,412)
Accounts payable	3,720	(603)
Accrued liabilities	571	762
Deferred grant funding	997	2,806
Lease related liabilities	(530)	(56)
Net cash used in operating activities	(42,669)	(28,087)
Cash flows from investing activities:
Purchases of property and equipment	(70)	—
Purchases of available-for-sale securities	(68,819)	(16,368)
Proceeds from sales of available-for-sale securities	3,996	—
Proceeds from maturities of available-for-sale securities	112,727	35,365
Net cash provided by investing activities	47,834	18,997
Cash flows from financing activities:
Payments of deferred offering costs	(143)	(2,368)
Proceeds from issuance of common stock upon ESPP purchase	588	—
Proceeds from issuance of common stock upon exercise of stock options	1,402	155
Net cash provided by (used in) financing activities	1,847	(2,213)
Net increase (decrease) in cash and cash equivalents	7,012	(11,303)
Cash and cash equivalents — beginning of period	10,837	24,417
Cash and cash equivalents — end of period	$17,849	$13,114
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Purchase of property and equipment through accounts payable and accruals	$91	$—
Deferred offering costs included in accounts payable and accrued liabilities	$326	$1,697
Lease liability obtained in exchange for right-of-use asset	$712	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Notes to Condensed Financial Statements

1.	Description of Business

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $99.0 million as of June 30, 2019. Since inception through June 30, 2019, the Company has incurred cumulative net losses of $186.0 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 28, 2019.

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

Rent expense for the operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The accompanying condensed financial statements as of and for the three and six months ended June 30, 2019 are presented under Topic 842. The prior periods continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification of the leases in place as of January 1, 2019. As allowed under Topic 842, the Company has elected to not separate lease and nonlease components. The Company has also elected to not apply the recognition requirement of Topic 842 to leases with a term of 12 months or less.

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

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. Short-term investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. All of the investments held as of June 30, 2019 and December 31, 2018 had maturities of less than one year. There were no significant realized gains or losses on investments for the three and six months ended June 30, 2019 and 2018. Any identified unrealized losses were deemed to be temporary. The Company does not intend to sell its securities that are in an unrealized loss position, if any, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity.

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of June 30, 2019 and December 31, 2018 are presented in the following tables:

	As of June 30, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$15,670	$—	$—	$15,670
Commercial paper	Level 2	24,271	—	—	24,271
Corporate debt securities	Level 2	20,453	24	—	20,477
Asset-backed securities	Level 2	16,470	11	—	16,481
US government debt securities	Level 2	19,905	24	—	19,929
Total cash equivalents and available-for-sale securities		$96,769	$59	$—	$96,828

	As of December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$7,959	$—	$—	$7,959
Commercial paper	Level 2	43,277	—	—	43,277
Corporate debt securities	Level 2	46,186	—	(54)	46,132
Asset-backed securities	Level 2	22,842	—	(27)	22,815
US government debt securities	Level 2	15,963	—	(1)	15,962
Total cash equivalents and available-for-sale securities		$136,227	$—	$(82)	$136,145

The Company’s contingent milestone payments in its agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”) were concluded to be an embedded derivative. The embedded derivative contains unobservable inputs that are supported by little or no market activity at the measurement date. Accordingly, the Company’s embedded derivative is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of June 30, 2019 and December 31, 2018. Refer to Note 5 for the valuation techniques and assumptions used in estimating the fair value of the embedded derivative.

The change in fair value of the embedded derivative is presented in the following table:

Six Months Ended June 30,
2019
(In thousands)
Beginning balance	$331
Change in fair value of embedded derivative	12
Ending balance	$343

4.	Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued research and development expenses	$6,338	$5,870
Accrued bonuses	1,379	1,602
Deferred rent, current	—	155
Other	2,002	1,417
Total accrued liabilities	$9,719	$9,044

5.	Research and License Agreements

California Institute of Regenerative Medicine Grants

In January 2017, the Company was awarded a research grant from the California Institute of Regenerative Medicine (“CIRM”). The CIRM grant stipulates various milestone-based payments to the Company with the total award of $10.2 million over a period of four years. During the three and six months ended June 30, 2019, the Company received $2.0 million  related to this grant. As of June 30, 2019 and December 31, 2018, the Company had received $9.2 million and $7.2 million under the award, respectively.

In November 2017, the Company was awarded a second research grant from CIRM for a separate clinical trial study. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because the Company opted not to expand the patient population participating in the study. During the three and six months ended June 30, 2019, the Company received $0.7 million   related to this grant. As of June 30, 2019 and December 31, 2018, the Company had received $3.1 million and $2.4 million under the award, respectively. Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to royalty payments, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand.

Leukemia & Lymphoma Society Grant

In March 2017, the Company entered into an agreement with the LLS and amended the agreement to include an additional study in June 2018. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. During the three and six months ended June 30, 2019, the Company did not receive any payments related to this grant. As of June 30, 2019 and December 31, 2018, the Company had received $3.9 million under the award. The Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones as well as a low single digit percentage royalty rate on net sales, up to a maximum of $15.0 million in total. The Company concluded that the contingent milestone payments were an embedded derivative and the Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of June 30, 2019 and December 31, 2018. The value of the embedded derivative was estimated using the probability-adjusted and discounted future milestone payments.

In July 2019, the Company entered into an amendment of its agreement with LLS to further advance the treatment of myelodysplastic syndromes (“MDS”).  Under the collaboration, the Company is eligible for up to $3.0 million in additional milestone payments from LLS upon the achievement of certain clinical or regulatory milestones in addition to the $4.2 million award that the Company is eligible for pursuant to the March 2017 agreement. Pursuant to the amendment, potential future payments by the Company to LLS upon reaching certain development and regulatory approval milestones on the additional funding could be up to $6.0 million in total.

The Company recognizes research grants as a reduction of research and development expense when the eligible costs are incurred. Under both CIRM and LLS grants, the Company recognized a total of $0.9 million and $1.9 million as a reduction to research and development expenses for research grants for the three months ended June 30, 2019 and 2018, respectively. The Company recognized a total of $2.0 million and $3.4 million as a reduction to research and development expenses for research grants for the six months ended June 30, 2019 and 2018, respectively.

Merck Collaboration Agreement

In January 2018, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA (“Merck”), to evaluate 5F9 combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of June 30, 2019, the Company recorded a receivable of $0.9 million from Merck for reimbursement of research and development costs incurred.  Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the three months ended June 30, 2019 and 2018, the Company recognized $0.3 million and $0.4 million, respectively, as a reduction to research and development expenses under this collaboration agreement. For the six months ended June 30, 2019 and 2018, the Company recognized $0.9 million and $0.6 million, respectively, as a reduction to research and development expenses under this collaboration agreement.

6. Leases

The Company leases office property and laboratory space at its headquarters in Menlo Park (the “Menlo Park Lease”) through August 2021. The lease requires monthly lease payments subject to annual increases throughout the lease term and includes a renewal option at the election of the Company to extend the lease for an additional five years. The landlord provided the Company with a tenant improvement allowance of $646,000.

In April 2019, the Company entered into a sublease (the “Sublease”) to obtain 6,230 rentable square feet to expand its current headquarters through February 2021. The lease requires monthly lease payments subject to annual increases throughout the lease term.

In April 2019, the Company also entered into an amendment of Menlo Park Lease to add additional space to its headquarter lease upon the expiration of the Sublease in February 2021. Under the terms of the lease amendment, the lease for the additional space will commence on March 1, 2021 and the base rent for the additional space will be approximately $36,000 per month.

As of June 30, 2019, the weighted average remaining lease term was 2.1 years and the weighted average incremental borrowing rate used to determine the operating lease liabilities was 7.0%.

The undiscounted future non-cancellable lease payments under the Company's operating leases are as follows:

June 30, 2019
(In thousands)
Years
Remaining 2019	$777
2020	1,584
2021	864
Thereafter	—
Total undiscounted lease payments	3,225
Present value adjustment for minimum lease commitments	(228)
Lease liabilities	$2,997

As of June 30, 2019, the current and noncurrent portion of the lease liabilities was $1.4 million and $1.6 million. Rent expense for the operating leases was $0.3 million for the three months ended June 30, 2019 and 2018, and $0.6 million for the six months ended June 30, 2019 and 2018. Variable lease payments for operating expenses were $0.1 million for the three months ended June 30, 2019 and 2018. Variable lease payments for operating expenses were $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

7.	Stockholders’ Equity

2015 and 2018 Equity Incentive Plans

The following summarizes option activity for the six months ended June 30, 2019:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Balance, December 31, 2018	3,404,847	$6.55	8.82	$31,388
Options granted	186,652	14.57
Options exercised	(308,516)	4.54
Options forfeited	(101,845)	7.02
Balance outstanding June 30, 2019	3,181,138	$7.20	8.45	$12,331
Exercisable, June 30, 2019	2,071,836	$6.46	8.32	$8,906
Vested and expected to vest, June 30, 2019	3,181,138	$7.20	8.45	$12,331

Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$431	$162	$886	$297
General and administrative	694	454	1,343	750
Total	$1,125	$616	$2,229	$1,047

Restricted Stock

As of June 30, 2019 and December 31, 2018, there was $18,000 and $144,000, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase.

A summary of restricted stock activity follows:

Number of Restricted Shares Outstanding
Unvested shares—December 31, 2018	49,052
Restricted shares vested	(33,999)
Unvested shares—June 30, 2019	15,053

Employee Share Purchase Plan (ESPP)

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The initial offering period began June 27, 2018 and will end on August 15, 2020 with purchase dates of February 15, 2019, August 15, 2019, February 15, 2020, and August 15, 2020. Each subsequent offering will be approximately 24 months long and will consist of four purchase periods with purchase dates occurring on February 15 and August 15 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. Total stock-based compensation related to the ESPP for the three and six months ended June 30, 2019 was $187,000 and $415,000, respectively. Total stock-based compensation related to the ESPP for the three and six months ended June 30, 2018 was immaterial to the condensed financial statements.

A total of 44,656 shares of common stock were purchased pursuant to the ESPP during the six months ended June 30, 2019 for total proceeds of $588,000.

Convertible preferred stock

The convertible preferred stock was temporarily reclassified to mezzanine equity as of June 30, 2018 before converting into common stock and permanent equity upon the closing of Company’s initial public offering in July 2018.

8.	Net Loss Per Share

 The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2019	2018
Convertible preferred stock	—	16,215,896
Stock options to purchase common stock	3,181,138	3,374,318
Restricted stock subject to future vesting	15,053	71,633
Shares committed under ESPP	41,500	—
Total	3,237,691	19,661,847

9.	Subsequent Events

Registration Statement on Form S-3

In July 2019, the Company filed a Registration Statement on Form S-3, as amended (file no. 333-232498), declared effective by the SEC on July 12, 2019 (the “Shelf Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, debt securities and warrants. The Company may use the Shelf Registration Statement at any time or from time to time to offer, in one or more offerings, common stock, preferred stock, debt securities and warrants. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $60.0 million of shares of the Company’s common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”) on July 1, 2019.  As of August 13, 2019, the Company had not sold any securities pursuant to the Sales Agreement.

Ono License and Collaboration Agreement

In July 2019, the Company entered into an exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., (“Ono”). Under the agreement, the Company granted Ono an exclusive license to develop, manufacture and commercialize 5F9, the Company’s monoclonal antibody against CD47, as well as other anti-CD47 antibodies controlled by the Company in Japan, South Korea, Taiwan and the ASEAN countries(the “Ono Territory”). The Company retains all rights to 5F9 and other licensed antibodies outside of the Ono Territory.

Under the agreement, the parties will collaborate on the development, manufacturing and commercialization of 5F9 and other licensed antibodies. Each party will be responsible for conducting development and commercialization of licensed antibodies in its respective territory at its own cost. Further, each party will have the right to participate, at its cost, in global clinical studies of 5F9 and other licensed antibodies conducted by the other party.

The Company will receive a one-time upfront payment from Ono of 1.7 billion Japanese Yen (approximately $15.7 million US Dollar based on the exchange rate at July 10, 2019) and will be eligible to receive up to an additional 11.2 billion Japanese Yen (approximately $103.3 million US Dollar based on the exchange rate at July 10, 2019) if specified future development and commercial milestones are achieved by Ono. The Company is also eligible to receive tiered percentage royalties spanning from the mid-teens to the low-twenties on future net sales of 5F9 and other licensed antibodies in the Ono Territory, subject to certain offsets.

Public Offering

In July 2019, pursuant to the Shelf Registration Statement the Company completed an underwritten public offering of 10,781,250 shares of its common stock, including 1,406,250 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $8.00 per share. The gross proceeds from the offering to the Company, before underwriting discounts and commissions and offering expenses, were approximately $86.3 million.

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

Overview

We are a clinical-stage immuno-oncology company focused on developing novel therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, 5F9, can transform the treatment of cancer. 5F9 has demonstrated promising activity in multiple Phase 1b/2 clinical trials in which we have treated over 290 cancer patients with solid or hematologic tumors. In addition, we have two additional product candidates in preclinical development; FSI-189, an anti-SIRPα antibody, and FSI-174, an anti-cKIT antibody.

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

Our company was founded by leading scientists at Stanford University who uncovered the fundamental role of CD47 in cancer evasion. Preclinical work performed in the laboratory of our co-founder, Irving L. Weissman, at Stanford University and at Forty Seven demonstrated that:

•	Blocking the CD47 “don’t eat me” signaling pathway leads to elimination of many types of tumors and increased survival;
•	Boosting an “eat me” signal found on cancer cells using therapeutic antibodies results in a synergistic effect with blocking CD47;
•

Macrophages digest cancer cells in a process called phagocytosis and present tumor-specific antigens that can activate T cells against the cancer, thus creating the potential for synergy with T cell checkpoint inhibitors; and

•	Inducing an “eat me” signal on cancer cells using certain chemotherapies results in improved targeting of tumor cells which is synergistic with blocking CD47.

Our lead product candidate, 5F9, is a humanized IgG4 subclass monoclonal antibody against CD47 that is designed to interfere with recognition of CD47 by the SIRPa receptor on macrophages, thus blocking the “don’t eat me” signal. The design of 5F9, combined with our proprietary dosing regimen, overcomes the toxicity limitations of previously tested anti-CD47 therapies developed by others. Across all study populations, 5F9 has been well tolerated with no maximum tolerated dose, or MTD, observed in any study despite dosing up to 45 mg/kg. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate in severity and were generally easily managed. To date, there are no approved therapies that target the CD47 checkpoint of the innate immune system.

The targeting of CD47 to make cancer cells susceptible to macrophages, a component of the innate immune system, is analogous to the approach that has been applied with checkpoint inhibitors and T cells, a component of the adaptive immune system. Since their introduction in 2011, T cell checkpoint inhibitors have become frontline therapies for certain cancers and we estimate that they generated over $17 billion in sales in 2018. Despite the success of T cell checkpoint inhibitors, these therapies have been shown to be effective only in a subset of tumors, highlighting the need for additional therapies. Similar to the way cancer cells overexpress programmed death-ligand 1, or PD-L1, to avoid attack by T cells, cancer cells overexpress CD47 as a way to avoid destruction by macrophages. We believe targeting CD47 represents a compelling and analogous approach.

Since our inception in 2014, we have devoted most of our resources to identifying and developing 5F9, advancing our preclinical programs, conducting clinical trials and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sales of our capital stock and the receipt of government and private grants. We are eligible to receive up to $17.6 million in grants from the California Institute for Regenerative Medicine, or CIRM, and the Leukemia and Lymphoma Society, or LLS, of which $16.2 million has been received through June 30, 2019. In July 2019, we entered into an amendment of our agreement with LLS for up to an additional $3.0 million in grants upon the achievement of certain clinical or regulatory milestones.

We have incurred net losses in each year since inception. Our net losses were $23.2 million and $16.7 million for the three months ended June 30, 2019 and 2018, respectively, and $46.2 million and $31.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $186.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates through clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company;
•	continue our preclinical programs and clinical development efforts;
•	continue research activities for the discovery of new product candidates; and
•	manufacture supplies for our preclinical studies and clinical trials.

Our Development Pipeline

We are conducting clinical trials using 5F9 as monotherapy and in combination with other approved cancer therapies. As summarized in the following figure, our clinical trials are investigating multiple types of CD47 combination therapies: 5F9 with chemotherapeutic agents, 5F9 with tumor targeting antibodies and 5F9 with T cell checkpoint inhibitors, in a wide variety of tumors, including both solid and hematological cancers. We have treated over 290 relapsed or refractory cancer patients with 5F9 both as a monotherapy and in combination with tumor targeting antibodies such as rituximab and cetuximab. While the primary goal of our trials has been to demonstrate safety, we have also observed early signs of clinical activity in multiple tumor types. These signs include patients with partial and complete responses, as well as patients with “stable disease.” We use standard clinical assessment criteria to evaluate the growth or reduction in existing tumor size, within set parameters, as well as growth of new tumors and metabolic activity. Broadly stated, “stable disease” indicates a growth or reduction in tumor size that is insufficient to meet the definitions of either progressive disease or partial or complete response. In contrast, patients with partial or complete responses have substantial reductions in tumor size.

5F9 Monotherapy

In our ongoing monotherapy trials, 5F9 treatment has demonstrated biological responses including a confirmed objective response and multiple cases of stable disease in Phase 1 patients with refractory AML, as of April 2018. In biologic responders, defined as a reduction in bone marrow blasts, we confirmed the presence of macrophages in tumor tissues and we observed that other components of the immune system, including T cells, had been recruited.

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

We believe the signals from these monotherapy trials have been encouraging; however, we have determined that the limited responses in these late stage patients are not adequate for us to initiate a trial of 5F9 as a single agent aimed at supporting registration by the FDA and we are now focused on combination approaches that have a strong scientific rationale and that are backed by preclinical data.

5F9 in Combination with Tumor Targeting Antibodies

We are also pursuing multiple trials of 5F9 in combination with tumor targeting antibodies in order to test the synergistic potency of these combinations. We believe that we can enhance the effect of 5F9 on cancer by using tumor targeting antibodies that bind to cancer cells and present an “eat me” signal to macrophages. Hence, we are combining 5F9 with tumor targeting antibodies such as rituximab and cetuximab. Based on our preclinical research and on publications by academic groups, we believe that this combination of an “eat me” signal by these antibodies and the blocking of a “don’t eat me” signal by 5F9 could be highly effective. We are conducting a Phase 1b/2 combination trial using 5F9 and rituximab in patients with relapsed and refractory NHL. As of April 2018, 30 patients with refractory NHL have been evaluated in Phase 1b/2 and 14 (47%) have had an objective response during the dose finding study of 5F9 in combination with rituximab. In 10 (33%) of these patients, we observed a complete response, an uncommon therapeutic finding for such a heavily pre-treated population. In November 2018, the Phase 1b NHL findings were published in the New England Journal of Medicine. Based on our application summarizing the early NHL trial data, the FDA granted Fast Track designations to 5F9 for the treatment of both relapsed and/or refractory diffuse large B cell lymphoma, or DLBCL, and relapsed and/or refractory follicular lymphoma, or FL, in April 2018. Having obtained Fast Track status, we held an end of Phase 1 meeting with the FDA in July 2018 to further discuss our NHL trials. In May 2019, we announced a clinical trial collaboration with Acerta Pharma, AstraZeneca’s hematology research and development center of excellence to evaluate the triple combination of 5F9 and rituximab with CALQUENCE (acalabrutinib), an inhibitor of Bruton Tyrosine Kinase, in patients with DLBCL. We will supply 5F9 and Acerta will conduct the study. We are also conducting a Phase 1b/2 combination clinical trial using 5F9 and cetuximab in patients with CRC. Results from this trial are expected in the second half of 2019.

5F9 in Combination with Chemotherapeutic Agents

We are also exploring a combination of azacitidine, a chemotherapeutic agent, with 5F9 in patients with untreated AML and myelodysplastic syndromes, or MDS. We have shown in preclinical studies that azacitidine induces “eat me” signals on AML cells which leads to enhanced phagocytosis when combined with 5F9. These results were presented at the 2018 American Society of Hematology meeting. We are conducting a Phase 1b trial of 5F9 with azacitidine in untreated AML and MDS patients to evaluate the safety and efficacy of this combination therapy. Please see “—Recent Developments” below.

5F9 Combinations with Checkpoint Inhibitors

We believe there is a strong rationale to combine 5F9 and T cell checkpoint inhibitors and we plan to initiate combination clinical trials in both solid and hematological tumors. 5F9 induces a potent anti-tumor T cell response by enabling macrophages to ingest cancer cells and present antigens derived from these cancer cells to T cells. Thus, we believe the combination of a T cell checkpoint inhibitor with 5F9 is likely to further enhance an anti-tumor T cell response and to further mobilize both the innate and adaptive immune systems to eliminate cancer.

In early 2018, we announced clinical trial collaboration and supply agreements with two pharmaceutical companies to combine 5F9 with PD-L1 checkpoint inhibitors, while retaining full economic rights to our products. Pursuant to these agreements, we are conducting clinical trials with Merck KGaA on the combination of 5F9 with BAVENCIO (avelumab) in ovarian cancer patients; and with Genentech, Inc., a member of the Roche Group, on the combination of 5F9 and TECENTRIQ (atezolizumab) in patients with bladder cancer and in patients with AML. In April 2019, we announced an extension of our clinical trial collaboration agreement with Genentech to also evaluate 5F9 in combination with rituximab and TECENTRIQ in patients with DLBCL. We will supply 5F9, and Merck KGaA and Genentech will supply their respective drug products for these trials.

Recent Developments

5F9 for the Treatment of MDS

Clinical Trial Update

In June 2019, we announced results from our Phase 1b trial designed to evaluate 5F9 as a monotherapy in patients with relapsed or refractory, or r/r, MDS or AML, and 5F9 in combination with azacitidine in higher-risk MDS patients and untreated, induction chemotherapy-ineligible AML patients. All patients received a 1 mg/kg priming dose of 5F9, coupled with intrapatient dose escalation, to mitigate on-target anemia. Patients in the combination cohort were then treated with full doses of azacitidine and a 5F9 maintenance dose of 30 mg/kg once weekly.

As of the data cutoff of May 10, 2019, 46 patients had been treated in the Phase 1b portion of the trial, including 10 r/r MDS or AML patients who received monotherapy 5F9, and 36 untreated higher-risk MDS patients or untreated AML patients ineligible for induction chemotherapy, who received 5F9 in combination with azacitidine.

Safety data are available for 5F9 in 10 patients treated with monotherapy and for 36 patients treated in combination with azacitidine. In both groups, 5F9 treatments were well-tolerated, and in the combination there was no evidence of increased toxicities compared to azacitidine alone. The number and type of adverse events, or AEs, observed were generally consistent with what has been previously seen with 5F9, and no significant cytopenias or autoimmune-related AEs were observed in patients treated with monotherapy 5F9. Overall, the most commonly reported treatment-related AEs were expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia with the initial dose. After the first few doses many patients in the combination cohort experienced a hemoglobin improvement over the course of their treatment with a decrease in transfusions. Importantly, no treatment-related infections were observed, and only one patient out of 36 treated with the combination experienced neutropenic fever (3%). No deaths were observed in the first 60 days on combination treatment. Only one patient out of 46 (2%) discontinued treatment due to a treatment-related AE.

Thirty-five patients were evaluable for response assessment, including 25 patients with untreated higher-risk MDS or AML who were treated with 5F9 and azacitidine (11 patients with higher-risk MDS and 14 patients with untreated AML) and 10 patients with r/r MDS or AML who were treated with monotherapy 5F9.

•

In higher-risk MDS, the overall response rate, or ORR, for the combination was 100%, with six patients (55%) achieving a complete response, or CR, four patients (36%) achieving a marrow CR and one patient (9%) achieving hematologic improvement.

•

In untreated AML, the ORR for the combination was 64%, with five patients (36%) achieving a CR, two patients (14%) achieving a complete response with incomplete blood count recovery, or CRi, and two patients (14%) achieving a morphologic leukemia-free state, or MLFS. Additionally, five patients (36%) achieved stable disease, or SD.

•	In r/r MDS or AML treated with monotherapy 5F9, the ORR was 10%, consisting of one patient who achieved a MLFS. Additionally, seven patients (70%) achieved SD.
•	The median time to response among MDS and AML patients treated with the combination was 1.9 months.
•

Six patients (30% of responders) receiving the combination who had an objective response have experienced deepening responses over time resulting in complete remissions. Five patients (25% of responders) have also successfully received allogeneic stem cell transplants.

•

Historical response rates for single-agent azacitidine show CR rates of approximately 15-20% in higher-risk MDS and untreated AML patients, with initial responses generally occurring after 4-6 months in most patients who respond.

Based on the favorable safety profile and encouraging clinical activity observed in this Phase 1b clinical trial to-date, expansion cohorts have been initiated in patients with both higher-risk MDS and untreated AML with 5F9 in combination with azacitidine.

Registration Strategy Update

Based on feedback from a Type B meeting with the FDA we believe a single-arm trial design may be sufficient to support the approval of 5F9 in combination with azacitidine for the treatment of naïve (1st line) intermediate to very high risk MDS patients. We plan to finalize the key parameters with the FDA on the trial elements through a Special Protocol Assessment.

The primary endpoint of this single-arm study is expected to be a durable objective response consisting of both complete and partial responses. We believe approximately 91 patients with six months of efficacy data and 12 months of safety data may be sufficient for submission of a Biologic License Application, or BLA. We further believe there is a potential accelerated approval pathway utilizing this single-arm trial design.

We also plan to expand our current Phase 1b/2 trial, with weekly 30 mg/kg dosing, to accrue a total of 91 patients, and we anticipate completing enrollment of this trial in the third quarter of 2020. We plan to use the 12 months of safety data from this trial as part of our BLA submission. In addition, in the first quarter of 2020, we plan to initiate a second trial of 5F9 plus azacitidine in untreated intermediate to very high risk MDS patients with dosing every two weeks. We plan to enroll approximately 91 patients in this trial, which is expected to allow us to explore a more convenient dosing regimen. We anticipate completing enrollment of this trial in the first quarter of 2021. At the completion of both trials, we intend to evaluate the data and determine which dosing regimen to submit as part of our BLA submission. We currently anticipate submitting our BLA in the fourth quarter of 2021.

5F9 for the Treatment of NHL

Clinical Trial Update

In June 2019, we also announced updated data from our ongoing Phase 1b/2 clinical trial evaluating 5F9 in combination with rituximab for the treatment of relapsed/refractory non-Hodgkin’s lymphoma, or r/r NHL, including DLBCL and indolent lymphoma. These data showed clinical benefit across a range of patient populations — including patients who are heavily pre-treated, ineligible for CAR-T therapy or suffering from primary refractory disease — as well as durable responses in both DLBCL and FL.

The design of our Phase 1b/2 clinical trial allowed us to continue to explore the clinical benefit of 5F9 in combination with rituximab in patients with DLBCL and indolent lymphoma, while also expanding into a subset of older, sicker DLBCL patients who have been deemed ineligible for CAR-T therapy, a newly-defined population, which has never before been evaluated in clinical trials, and for whom there are few, if any, effective treatment options available.

Our Phase 1b/2 NHL trial is designed to evaluate 5F9 in combination with rituximab in patients with r/r B-cell NHL, who have failed standard-of-care therapies. All patients received a 1 mg/kg priming dose of 5F9 to mitigate on-target anemia. Patients in the Phase 1b portion of the trial were treated with 5F9 maintenance doses of 10 to 45 mg/kg, and patients in the Phase 2 portion of the trial were treated with 5F9 doses of either 30 or 45 mg/kg. All patients were also administered full doses of rituximab.

As of the data cutoff of May 2019, 115 patients had been treated in the Phase 1b/2 trial, including 70 patients with DLBCL, 41 patients with follicular lymphoma (FL) and four patients with marginal zone lymphoma, or MZL. The median number of prior therapies across all patients was three (range one to 10), and 85% of all patients were refractory to a prior rituximab-containing regimen, with 59% of DLBCL patients having primary refractory disease. Additionally, 42 of the 47 DLBCL patients enrolled in the Phase 2 portion of the trial were ineligible for CAR-T therapy (89%).

In this trial, 5F9 was well tolerated in combination with rituximab. The number and type of AEs were consistent with prior clinical experience. Most AEs were Grade 1 or Grade 2, and the most commonly-reported AEs were expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia, and infusion-site reactions. No autoimmune-related AEs were observed, nor were any significant late safety signals observed in patients treated with 5F9 for up to 24 months. No maximum tolerated dose was reached with up to 45 mg/kg of 5F9 dosing. Eight out of 115 patients discontinued treatment due to an AE (7%).

Ninety-seven patients were evaluable for response assessment, including 21 relapsed/refractory DLBCL patients who were treated in the Phase 1b portion of the study, thirty-eight DLBCL patients who were treated in the Phase 2 portion of the study and 38 indolent lymphoma patients (35 patients with FL and three patients with MZL).

DLBCL

Best Overall Response	Phase 1b N = 21 (%)	Phase 2 N = 38 (%)	≥ 3 Prior Lines of Therapy N = 39 (%)

Study Patient Population	Primary refractory disease or relapsed/refractory to ≥ 2 prior lines of therapy	Primary refractory disease or relapsed/refractory to ≥ 2 prior lines of therapy and ineligible for CAR-T therapy	Subgroup analysis of combined Phase 1b and Phase 2 Data

ORR	10 (48)%	11 (29)%	15 (38)%
CR	7 (33)%	2 (5)%	7 (18)%
PR	3 (14)%	9 (24)%	8 (20)%
SD	4 (19)%	3 (8)%	4 (10)%

Among patients treated in the Phase 1b portion of the trial, the median duration of response has not been reached, with a median follow-up of over 13.8 months. This includes one patient who has remained in a durable CR for more than 24 months.

Indolent Lymphoma

Best Overall Response	Phase 1b + 2 FL N = 35; MZL N = 3 (%)

Study Patient Population	Relapsed/refractory to ≥ 2 prior lines of therapy

ORR	23 (61)%
CR	9 (24)%
PR	14 (37)%
SD	9 (24)%

Among patients treated in the Phase 1b portion of the trial, the median duration of response has not been reached with a median follow-up of over 21 months. This includes the patient who has remained in a durable CR for more than 28 months.

Additionally, 5F9 tumor penetrance was evaluated at 30 and 45 mg/kg as a key pharmacodynamic endpoint. Data show that the 30 mg/kg maintenance dose of 5F9 saturated the tumor microenvironment similarly to 45 mg/ kg, with similar efficacy. As a result, a 30 mg/kg maintenance dose of 5F9 was selected as the recommended dose for use in future clinical studies.

We also intend to evaluate opportunities to advance 5F9 in combination with rituximab for patients with indolent lymphoma. In February 2019 we dosed our first patient in an expansion cohort of our 5F9003 NHL Phase 1 trial with a combination of 5F9 plus rituximab with gemcitabine and oxaliplatin. We anticipate enrolling up to 26 patients into this cohort. We anticipate sharing data from this cohort in the second half of 2020.

Registration Strategy Update

Based on feedback from a Type C meeting with the FDA in May 2019 we believe a single-arm trial design may be sufficient to support the approval of 5F9 plus rituximab in heavily pretreated relapsed or refractory DLBCL patients, including CAR-T ineligible patients.

We plan to initiate a registrational trial of 5F9 plus rituximab in DLBCL in the first quarter of 2020. We anticipate this trial will enroll approximately 100 patients with advanced forms of DLBCL using refined patient eligibility criteria based on our Phase 1 and 2 trials. We anticipate these will be patients that have had more than two or more lines of therapy and may include those ineligible for CAR-T therapy due to advanced age, significant co-morbidities or the diagnosis of rapidly progressive disease. The dosing regimen for the trial is anticipated to be 30 mg/kg every two weeks. The primary endpoints of the study are expected to be objective response rate, including both complete and partial responses, and durability of response. Because the CAR-T ineligible patient population has not been well characterized before, the FDA has requested informational data to better characterize and define CAR-T ineligibility. The anticipated efficacy follow up in this trial will be six months. We further believe there is a potential accelerated approval pathway utilizing this single-arm trial design.

Key Clinical and Regulatory Events Expected in 2019 and 2020

We expect to provide updates from our ongoing clinical trials at major medical meetings throughout the year. Notably, we expect to provide an interim efficacy readout from our DLBCL trial of 5F9 plus rituximab in the fourth quarter of 2020 and expanded efficacy and durability from our MDS trial of 5F9 plus azacitidine in the second half of 2019 and 2020. Our expected key clinical and regulatory events are shown in the table below.

Ono Pharmaceutical License and Collaboration Agreement

On July 10, 2019, we entered into an exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., or Ono. Under the agreement, we granted Ono an exclusive license to develop, manufacture and commercialize 5F9, our monoclonal antibody against CD47, as well as other anti-CD47 antibodies controlled by us in Japan, South Korea, Taiwan and the ASEAN countries, or the Ono Territory. We retain all rights to 5F9 and other licensed antibodies outside of the Ono Territory.

Under the agreement, the parties will collaborate on the development, manufacturing and commercialization of 5F9 and other licensed antibodies. Each party will be responsible for conducting development and commercialization of licensed antibodies in its respective territory at its own cost. Further, each party will have the right to participate, at its own cost, in global clinical studies of 5F9 and other licensed antibodies conducted by the other party. We will initially be responsible for supplying 5F9 and other licensed antibodies to Ono for development and commercialization within the Ono Territory at Ono’s cost. Ono has the right to elect that such manufacturing activities be transferred to Ono. During the term of the agreement, neither party may manufacture or commercialize any competing products in the Ono Territory.

We will receive a one-time upfront payment from Ono of 1.7 billion Japanese Yen (approximately $15.7 million US Dollars based on the exchange rate at July 10, 2019) and will be eligible to receive up to an additional 11.2 billion Japanese Yen (approximately $103.3 million US Dollars based on the exchange rate at July 10, 2019) if specified future development and commercial milestones are achieved by Ono. We are also eligible to receive tiered percentage royalties spanning from the mid-teens to the low-twenties on future net sales of 5F9 and other licensed antibodies in the Ono Territory, subject to certain offsets. Ono’s obligation to pay royalties expires, on a product-by-product and country-by-country basis, on the later of (1) the expiration of the first regulatory exclusivity for such product in such country, (2) the expiration of the last to expire patent controlled by us that covers the composition of matter of a licensed antibody in such product in such country, or (3) the tenth anniversary of the first commercial sale of such product in such country.

The agreement will remain in effect until the expiration of all of Ono’s royalty obligations, after which Ono’s license shall be fully paid-up. Ono may terminate the agreement on a country-by-country basis for convenience upon 90 days’ prior written notice to us prior to the first commercial sale of the first licensed product in the Ono Territory, or 180 days’ prior written notice after such first sale. Either party may also terminate the agreement for the other party’s uncured material breach or insolvency, subject to specified notice and cure periods. In the event of any early termination, all rights in 5F9 and other licensed antibodies will revert to us, subject to certain royalties due to Ono in the case of Ono’s termination for our breach or insolvency.

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

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of our lead product candidate, 5F9. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred. Research and development grants received during the year ended December 31, 2018 and the six months ended June 30, 2019 totaled $7.6 million and $2.7 million, respectively. In January 2018, we entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA or Merck. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the three and six months ended June 30, 2019 and 2018, we recognized $0.3 million and $0.9 million, and $0.4 million and $0.6 million, respectively, as a reduction to research and development expenses under this collaboration agreement.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)
	(In thousands)
Operating expenses:
Research and development	$18,829	$13,596	$5,233
General administrative	5,057	3,362	1,695
Total operating expenses	23,886	16,958	6,928
Loss from operations	(23,886)	(16,958)	(6,928)
Interest and other income, net	680	236	444
Net loss	$(23,206)	$(16,722)	$(6,484)

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
	(In thousands)
Product-specific costs:
5F9	$11,605	$9,411	$2,194
Grant funding and cost share reimbursement	(1,235)	(2,257)	1,022
Non product-specific costs:
Stock-based compensation	431	162	269
Personnel-related	3,168	2,473	695
Other preclinical programs	4,860	3,807	1,053
Total research and development expenses	$18,829	$13,596	$5,233

Research and development expenses increased by $5.2 million, or 38%, to $18.8 million for the three months ended June 30, 2019 from $13.6 million for the three months ended June 30, 2018. The increase was primarily due to a $2.2 million increase in third-party costs related to advancing our current clinical programs focused on our lead product candidate, 5F9, and associated contract manufacturing costs and a $1.0 million increase in expense related to decreased grant and cost share funding recognized under the CIRM and LLS grants and the Merck collaboration agreement during the three months ended June 30, 2019. There was a $1.1 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts and a $0.9 million increase in personnel-related costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 50%, to $5.1 million for the three months ended June 30, 2019 from $3.4 million for the three months ended June 30, 2018. The increase was primarily due to a $0.8 million increase in personnel-related costs driven by an increase in headcount, a $0.6 million increase in accounting and consulting expenses incurred in connection with operating as a public company and business expansion, and a $0.2 million increase in directors and officer’s insurance expense.

Interest and Other Income, Net

Interest and other income, net increased by $0.5 million to $0.7 million for the three months ended June 30, 2019 from $0.2 million for the three months ended June 30, 2018. The increase was primarily due to interest income earned from the investment of the net proceeds from our IPO in July 2018.

Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Increase/ (Decrease)
	(In thousands)
Operating expenses:
Research and development	$37,955	$24,749	$13,206
General administrative	9,641	7,205	2,436
Total operating expenses	47,596	31,954	15,642
Loss from operations	(47,596)	(31,954)	(15,642)
Interest and other income, net	1,374	457	917
Net loss	$(46,222)	$(31,497)	$(14,725)

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
	(In thousands)
Product-specific costs:
5F9	$25,340	$19,439	$5,901
Grant funding and cost share reimbursement	(2,874)	(3,963)	1,089
Non product-specific costs:
Stock-based compensation	886	297	589
Personnel-related	5,898	4,136	1,762
Other preclinical programs	8,705	4,840	3,865
Total research and development expenses	$37,955	$24,749	$13,206

Research and development expenses increased by $13.2 million, or 53%, to $38.0 million for the six months ended June 30, 2019 from $24.8 million for the six months ended June 30, 2018.  The increase was primarily due to a $5.9 million increase in third-party costs related to advancing our current clinical programs focused on our lead product candidate, 5F9, and associated contract manufacturing costs and a $1.1 million increase in expenses related to a decrease in grant and cost share funding recognized under the CIRM and LLS grants and the Merck collaboration agreement during the six months ended June 30, 2019. There was a $3.9 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts and a $2.3 million increase in personnel-related costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 34%, to $9.6 million for the six months ended June 30, 2019 from $7.2 million for the six months ended June 30, 2018. The increase was primarily due to a $1.8 million increase in personnel-related costs driven by an increase in headcount, a $0.4 million increase in directors and officer’s insurance expense, and a $0.2 million increase in accounting and consulting expenses incurred in connection with operating as a public company.

Interest and Other Income, Net

Interest and other income, net increased by $0.9 million to $1.4 million for the six months ended June 30, 2019 from $0.5 million for the six months ended June 30, 2018. The increase was primarily due to interest income earned from the investment of the net proceeds from our IPO in July 2018.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2019, we had $99.0 million in cash, cash equivalents and short-term investments.

In July 2019, we completed an underwritten public offering of 10,781,250 shares of our common stock, including 1,406,250 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $8.00 per share. The gross proceeds from the offering to us, before underwriting discounts and commissions and offering expenses, were approximately $86.3 million.

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

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments, including the proceeds from our recently completed public offering and upfront payment from Ono, will enable us to meet our financial needs through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash used in operating activities	$(42,669)	$(28,087)
Cash provided by investing activities	47,834	18,997
Net cash provided by (used in) financing activities	1,847	(2,213)
Net increase (decrease) in cash and cash equivalents	$7,012	$(11,303)

Operating Activities

During the six months ended June 30, 2019, cash used in operating activities of $42.7 million was attributable to a net loss of $46.2 million, partially offset by a net change of $2.2 million in non-cash charges and a net change of $1.4 million in net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $2.2 million, amortization of right-of-use assets of $0.5 million and depreciation and amortization of $0.2 million, partially offset by $0.7 million related to the accretion of discounts on marketable securities. The change in operating assets and liabilities was primarily due to a $4.3 million increase in accounts payable and accrued liabilities resulting from the timing of payments, a $1.6 million decrease in other noncurrent assets driven by timing of the research and development prepayments and offset by deferred offering costs incurred but not paid, a $1.0 million increase in deferred grant funding due to receipt of the research grant funding payments, partially offset by a $5.0 million increase in prepaid expense and other current assets driven by additional prepayments made for research and development activities and other receivables and a $0.5 million decrease in lease related liabilities due to lease payments.

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

Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities was $47.8 million related to the proceeds from maturities of short-term investments of $112.7 million and proceeds from the sale of short-term investments of $4.0 million, partially offset by the purchase of investments of $68.8 million.

During the six months ended June 30, 2018, cash provided by investing activities was $19.0 million related to the maturity of investments of $35.4 million, partially offset by the purchase of short-term investments of $16.4 million.

Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $1.8 million related primarily to the proceeds received from the exercise of stock options of $1.4 million and from the issuance of common stock upon ESPP purchase of $0.6 million, partially offset by payments of deferred offering cost of $0.1 million.

During the six months ended June 30, 2018, cash used in financing activities was $2.2 million related primarily to payments of deferred offering costs.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as of June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 28, 2019.

Off-Balance Sheet Arrangements

During 2018 and the six months ended June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 28, 2019.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments of $99.0 million and $139.0 million as of June 30, 2019 and December 31, 2018, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with licensors and vendors for research and development services with payments denominated in foreign currencies, including the British Pound and Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. Foreign currency transaction gains and losses were not significant to the financial statements for the three and six months ended June 30, 2019 and 2018. We have not had a hedging program with respect to foreign currency.

Our primary foreign currency exposure relates to our manufacturing commitments with Lonza for the manufacturing of 5F9-related products. Under the Lonza agreements, the Company is required to pay Lonza fixed fees based on manufacturing services performed. The fees payable under Lonza agreements are denominated in British Pounds. There was an immaterial foreign currency gain for the three months ended June 30, 2019 and we recognized $59,000 in net foreign currency losses for the six months ended June 30, 2019.

In July 2019, we entered into an exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., or Ono. Under the agreement, we will receive a one-time upfront payment from Ono of 1.7 billion Japanese Yen (approximately $15.7 million US Dollars based on the exchange rate at July 10, 2019).  During the time that the receivable for the upfront payment is outstanding, we will be subject to exchange rate changes.  Under the agreement we may also be eligible to receive up to an additional 11.2 billion Japanese Yen (approximately $103.3 million US Dollars based on the exchange rate at July 10, 2019) if specified future development and commercial milestones are achieved by Ono. Between the time that we recognize contract assets or receivables related to milestones payments and the time that those payments are collected, we will be subject to exchange rate changes.  We are also eligible to receive tiered percentage royalties spanning from the mid-teens to the low-twenties on future net sales of 5F9 and other licensed antibodies in Japan, South Korea, Taiwan and the ASEAN countries, subject to certain offsets.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

We are an immuno-oncology company with a limited operating history. Since inception in 2014, we have not generated any revenue and have incurred significant operating losses. Our net loss was $70.4 million and $44.9 million for 2018 and 2017, respectively and $46.2 million and $31.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $186.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $99.0 million. In July 2019, we closed an underwritten public offering with gross proceeds of approximately $86.3 million. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments, including the proceeds from the recently completed public offering and the upfront payment from Ono, will enable us to meet our financial needs through the first quarter of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We have entered into collaboration agreements with pharmaceutical and biotechnology companies for certain combination therapies with 5F9 and may decide to collaborate for the future development and potential commercialization of other product candidates. For example, we have an ongoing combination clinical trial in ovarian cancer with Merck and combination clinical trials planned in AML and bladder cancer with Genentech. In addition, in July 2019, we entered into an exclusive license and collaboration agreement with Ono. We may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and the Centers for Medicare & Medicaid Services (“CMS”), have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.

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

•

the U.S. federal false claims, , including the False Claims Act, which can be enforced through whistleblower actions, and civil monetary penalties laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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
•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have licensed a patent estate from The Board of Trustees of the Leland Stanford Junior University, or Stanford. In addition, we have filed our own patent applications and acquired patent applications from BliNK Biomedical SAS. As of June 30, 2019, the only patent applications solely owned by us are provisional patent applications and PCT applications, and we do not own any issued patents. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

As of June 30, 2019, we had 62 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon our common stock outstanding as of June 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a significant amount of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO from that described in our Registration Statements on Form S-1.

Repurchase of Shares of Company Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Forty Seven, Inc.	8-K	001-38554	3.1	7/2/2018
3.2	Amended and Restated Bylaws of Forty Seven, Inc.	S-1	333-225390	3.4	6/1/2018
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	333-225390	4.1	6/1/2018
10.1	Sublease and Consent to Sublease, dated April 24, 2019 by and among Forty Seven, Inc. Menlo Prepi I, LLC, TPI Investors 9, LLC and Teneobio, Inc.	8-K	001-38554	10.1	4/30/2019
10.2	First Amendment to Lease Agreement, dated April 28, 2019 by and among Forty Seven, Inc. and Menlo Prepi I, LLC.	8-K	001-38554	10.1	5/2/2019
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
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

Forty Seven, Inc.

Date: August 13, 2019	By:	/s/ Mark A. McCamish
Mark A. McCamish, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Ann D. Rhoads
Ann D. Rhoads
Chief Financial Officer (Principal Financial and Accounting Officer)