Form 10-Q
period 2019-09-30
Forty Seven, Inc.
filed 2019-11-12
CIK 1667633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 42,276,130 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

Forty Seven Inc.

Condensed Balance Sheets

(In thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$31,783	$10,837
Short-term investments	134,959	128,186
Prepaid expenses and other current assets	10,583	6,835
Total current assets	177,325	145,858
Property and equipment, net	1,315	1,360
Operating lease right-of-use assets	2,282	—
Other assets	2,661	2,219
Total assets	$183,583	$149,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,164	$4,621
Accrued liabilities	16,519	9,044
Lease liabilities, current	1,434	—
Deferred grant funding, current	2,585	1,744
Total current liabilities	23,702	15,409
Lease liabilities, noncurrent	1,228	—
Deferred rent, noncurrent	—	331
Other long-term liabilities	323	476
Total liabilities	25,253	16,216
Commitments and Contingencies
Stockholders’ equity:
Common stock	4	3
Additional paid-in capital	359,390	273,069
Accumulated other comprehensive income (loss)	90	(82)
Accumulated deficit	(201,154)	(139,769)
Total stockholders’ equity	158,330	133,221
Total liabilities and stockholders’ equity	$183,583	$149,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date.

Forty Seven Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License revenue	$15,678	$—	$15,678	$—
Operating expenses:
Research and development	27,074	17,984	65,029	42,733
General and administrative	4,977	4,383	14,618	11,588
Total operating expenses	32,051	22,367	79,647	54,321
Loss from operations	(16,373)	(22,367)	(63,969)	(54,321)
Interest and other income, net	1,210	708	2,584	1,165
Net loss	(15,163)	(21,659)	(61,385)	(53,156)
Unrealized gains (losses) on available-for-sale securities	31	(4)	172	12
Comprehensive loss	$(15,132)	$(21,663)	$(61,213)	$(53,144)
Net loss per share, basic and diluted	$(0.38)	$(0.71)	$(1.80)	$(3.63)
Shares used in computing net loss per share, basic and diluted	39,772,452	30,430,898	34,129,449	14,643,348

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	31,079,150	$3	$273,069	$(82)	$(139,769)	$133,221
Issuance of common stock for exercise of stock options	—	—	174,793	—	789	—	—	789
Issuance of common stock pursuant to the ESPP	—	—	44,656	—	588	—	—	588
Vesting of early exercised stock options	—	—	—	—	113	—	—	113
Stock-based compensation	—	—	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	—	—	(23,016)	(23,016)
Other comprehensive income	—	—	—	—	—	100	—	100
Balance at March 31, 2019	—	—	31,298,599	3	275,663	18	(162,785)	112,899
Issuance of common stock for exercise of stock options	—	—	133,723	—	$612	—	—	612
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,125	—	—	1,125
Net loss	—	—	—	—	—	—	(23,206)	(23,206)
Other comprehensive income	—	—	—	—	—	41	—	41
Balance at June 30, 2019	—	—	31,432,322	3	277,413	59	(185,991)	91,484
Issuance of common stock in public offering, net of issuance costs	—	—	10,781,250	1	80,460	—	—	80,461
Issuance of common stock for exercise of stock options	—	—	7,568	—	24	—	—	24
Issuance of common stock pursuant to the ESPP	—	—	49,912	—	272	—	—	272
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,208	—	—	1,208
Net loss	—	—	—	—	—	—	(15,163)	(15,163)
Other comprehensive income	—	—	—	—	—	31	—	31
Balance at September 30, 2019	—	$—	42,271,052	$4	$359,390	$90	$(201,154)	$158,330

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2017	16,215,896	$149,397	6,751,157	$1	$3,507	$(44)	$(69,399)	$83,462
Settlement of fractional shares from reverse stock split	—	—	(15)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	431	—	—	431
Repurchase of shares	—	—	(41,935)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,775)	(14,775)
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Balance at March 31, 2018	16,215,896	149,397	6,709,207	1	3,951	(71)	(84,174)	69,104
Issuance of common stock for exercise of stock options	—	—	28,630	—	55	—	—	55
Vesting of early exercised stock options	—	—	—	—	171	—	—	171
Stock-based compensation	—	—	—	—	616	—	—	616
Net loss	—	—	—	—	—	—	(16,722)	(16,722)
Other comprehensive income	—	—	—	—	—	43	—	43
Balance at June 30, 2018	16,215,896	149,397	6,737,837	1	4,793	(28)	(100,896)	53,267
Issuance of common stock upon initial public offering, net of issuance costs	—	-	8,090,250	1	116,335	—	—	116,336
Preferred stock conversion to common stock	(16,215,896)	(149,397)	16,215,896	1	149,396	—	—	—
Issuance of common stock for exercise of options	—	—	4,106	—	11	—	—	11
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,271	—	—	1,271
Net loss	—	—	—	—	—	—	(21,659)	(21,659)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Balance at September 30, 2018	—	$—	31,048,089	$3	$271,819	$(32)	$(122,555)	$149,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(61,385)	$(53,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,437	2,318
Depreciation and amortization	386	289
Amortization of right-of-use assets	759	—
Accretion of discounts on marketable securities	(977)	(293)
Realized gain on sale of available-for-sale securities	(6)	—
Change in fair value of embedded derivative	(13)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,748)	(2,172)
Other assets	(445)	69
Accounts payable	(1,469)	185
Accrued liabilities	7,631	554
Deferred grant funding	841	1,375
Lease related liabilities	(866)	(86)
Other long-term liabilities	—	(1)
Net cash used in operating activities	(55,855)	(50,918)
Cash flows from investing activities:
Purchases of property and equipment	(328)	(106)
Purchases of available-for-sale securities	(166,040)	(138,071)
Proceeds from sales of available-for-sale securities	3,996	—
Proceeds from maturities of available-for-sale securities	156,427	71,478
Net cash used in investing activities	(5,945)	(66,699)
Cash flows from financing activities:
Proceeds from issuance of common stock upon ESPP purchase	859	—
Proceeds from issuance of common stock upon exercise of stock options	1,426	166
Proceeds from public offering of common stock, net of issuance costs	80,461	116,460
Net cash provided by financing activities	82,746	116,626
Net increase (decrease) in cash and cash equivalents	20,946	(991)
Cash and cash equivalents — beginning of period	10,837	24,417
Cash and cash equivalents — end of period	$31,783	$23,426
Supplemental disclosures of cash flow information:
Operating cash flows paid for operating leases	$1,015	$—
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$13	$—
Lease liability obtained in exchange for right-of-use asset	$712	$—
Conversion of convertible preferred stock to common stock at close of initial public offering	$—	$149,397
Deferred offering costs included in accounts payable and accrued liabilities	$—	$124

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forty Seven Inc.

Notes to Condensed Financial Statements

1.	Description of Business

The Company is a clinical-stage immuno-oncology company focused on developing novel checkpoint therapies to activate macrophages in the fight against cancer. Forty Seven was founded based on the insight that blocking CD47, a key signaling molecule that is over-expressed on cancer cells, renders tumors susceptible to macrophages and the innate immune system. By harnessing macrophages, the Company believes that its lead product candidate, magrolimab (formerly known as 5F9), dosed as a monotherapy and in combination with marketed cancer therapies, can transform the treatment of cancer.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $166.7 million as of September 30, 2019. Since inception through September 30, 2019, the Company has incurred cumulative net losses of $201.2 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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

In July 2019, the Company filed a Registration Statement on Form S-3, as amended (File No. 333-232498), declared effective by the SEC on July 12, 2019 (the “Shelf Registration Statement”), related to the offering of up to $250.0 million of common stock, preferred stock, debt securities and warrants. The Company may seek to use the Shelf Registration Statement at any time or from time to time to offer, in one or more offerings, common stock, preferred stock, debt securities and/or warrants. The Shelf Registration Statement also included a prospectus covering the offering, issuance and sale of up to $60.0 million of shares of the Company’s common stock, from time to time, in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”) on July 1, 2019. As of September 30, 2019, the Company had not sold any securities pursuant to the Sales Agreement.

In July 2019, pursuant to the Shelf Registration Statement, the Company completed an underwritten public offering of 10,781,250 shares of the Company’s common stock, including 1,406,250 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $8.00 per share. The net proceeds from the offering to the Company were $80.5 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 28, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to revenue recognition, the fair value of stock options, the fair value of investments, income tax uncertainties, lease liability, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Revenue Recognition

License and Collaboration Arrangements

The Company accounts for revenue recognition under Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

The Company enters into collaborative arrangements with partners that fall under the scope of ASC, Collaborative Arrangements (Topic 808) (“ASC 808”). The Company analyzes it collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be analogized to ASC 606 for distinct units of account that are reflective of a vendor-customer relationship. For other elements of collaboration arrangements, such as research and development performed under cost-sharing arrangements, the Company follows the illustrative examples in ASC 808 and generally records research and development reimbursements received as a reduction of research and development expenses.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not generally considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of any development milestones, and if necessary, adjusts its estimate of the transaction price. Any such adjustments would be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Foreign Currency Transactions

Gains or losses from foreign currency transactions are included in interest and other income, net, in the statements of operations and comprehensive loss. The Company recognized $0.3 million in foreign currency gains for the three months and nine months ended September 30, 2019. Foreign currency losses for the three months ended September 30, 2018 were immaterial. The Company recognized $0.2 million in foreign currency losses for the nine months ended September 30, 2018.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases on January 1, 2019 using the modified retrospective method. For its operating leases in excess of 12 months, the Company recognizes a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the adoption date for the existing lease and at lease commencement date for new leases. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent, and lease incentives, as applicable. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Rent expense for the operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The accompanying condensed financial statements as of and for the three and nine months ended September 30, 2019 are presented under ASC 842. The prior periods continue to be reported in accordance with previous lease guidance, ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification of the leases in place as of January 1, 2019. As allowed under ASC 842, the Company has elected to not separate lease and nonlease components. The Company has also elected to not apply the recognition requirement of ASC 842 to leases with a term of 12 months or less.

The impact of the adoption of ASC 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments due to the adoption of ASC 842	January 1, 2019
	(In thousands)
Assets
Operating lease right-of-use asset	$—	$2,328	$2,328
Liabilities and stockholders' equity
Deferred rent classified as accrued liabilities	$155	$(155)	$—
Lease liability, current	$—	$968	$968
Lease liability, noncurrent	$—	$1,847	$1,847
Deferred rent, noncurrent	$331	$(331)	$—

The adjustments due to the adoption of ASC 842 related to the recognition of an operating lease right-of-use asset and lease liability for the Company's existing property operating lease and the derecognition of the deferred rent recognized under ASC 840. There was no impact on the Company’s statement of operations and comprehensive loss from the adoption and no cumulative-effect adjustment to the beginning accumulated deficit.

3.	Fair Value Measurements

The Company measures and records its cash equivalents and short-term investments at fair value.

Money market funds and US government debt securities are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. Short-term investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. All of the investments held as of September 30, 2019 and December 31, 2018 had maturities of less than one year. There were no significant realized gains or losses on investments for the three and nine months ended September 30, 2019 and 2018. Any identified unrealized losses were deemed to be temporary. The Company does not intend to sell its securities that are in an unrealized loss position, if any, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity.

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of September 30, 2019 and December 31, 2018 are presented in the following tables:

	As of September 30, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$30,546	$—	$—	$30,546
US government debt securities	Level 1	28,039	13	(10)	28,042
Commercial paper	Level 2	29,612	—	—	29,612
Corporate debt securities	Level 2	52,167	66	—	52,233
Asset-backed securities	Level 2	25,051	22	(1)	25,072
Total cash equivalents and available-for-sale securities		$165,415	$101	$(11)	$165,505

	As of December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
Money market funds	Level 1	$7,959	$—	$—	$7,959
US government debt securities	Level 1	15,963	—	(1)	15,962
Commercial paper	Level 2	43,277	—	—	43,277
Corporate debt securities	Level 2	46,186	—	(54)	46,132
Asset-backed securities	Level 2	22,842	—	(27)	22,815
Total cash equivalents and available-for-sale securities		$136,227	$—	$(82)	$136,145

The Company’s contingent milestone payments in its agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”) were concluded to be an embedded derivative. The embedded derivative contains unobservable inputs that are supported by little or no market activity at the measurement date. Accordingly, the Company’s embedded derivative is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of September 30, 2019 and December 31, 2018. Refer to Note 5 for the valuation techniques and assumptions used in estimating the fair value of the embedded derivative.

The change in fair value of the embedded derivative is presented in the following table:

Nine Months Ended September 30,
2019
(In thousands)
Beginning balance	$331
Change in fair value of embedded derivative	(13)
Ending balance	$318

4.	Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued research and development expenses	$12,605	$5,870
Accrued bonuses	2,119	1,602
Deferred rent, current	—	155
Other	1,795	1,417
Total accrued liabilities	$16,519	$9,044

5.	Research and License Agreements

California Institute of Regenerative Medicine Grants

In January 2017, the Company was awarded a research grant from the California Institute of Regenerative Medicine (“CIRM”). The CIRM grant stipulates various milestone-based payments to the Company with the total award of $10.2 million over a period of four years. During the three months ended September 30, 2019, the Company did not receive any funding related to this grant. During the nine months ended September 30, 2019, the Company received $2.0 million related to this grant. As of September 30, 2019, and December 31, 2018, the Company had received $9.2 million and $7.2 million under the award, respectively.

In November 2017, the Company was awarded a second research grant from CIRM for a separate clinical trial study. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because the Company opted not to expand the patient population participating in the study. In July 2019, the award was further amended to include the patient population expansion that the Company previously opted out of in 2018. In connection with the same, the award was reinstated to $5.0 million consistent with the original award amount. During the three and nine months ended September 30, 2019, the Company received $0.5 million and $1.2 million related to this grant, respectively. As of September 30, 2019, and December 31, 2018, the Company had received $3.6 million and $2.4 million under the award, respectively. Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to royalty payments, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay any remaining unspent CIRM funds.

Leukemia & Lymphoma Society Grant

In March 2017, the Company entered into an agreement with the LLS and amended the agreement to include an additional study in June 2018. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. During the three and nine months ended September 30, 2019, the Company received $0.3 million related to this grant. As of September 30, 2019, and December 31, 2018, the Company had received $4.2 million and $3.9 million under the award, respectively. The Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones as well as a low single digit percentage royalty rate on net sales, up to a maximum of $15.0 million in total. The Company concluded that the contingent milestone payments were an embedded derivative and the Company recorded a liability for the derivative of approximately $0.3 million, as part of other long-term liabilities as of September 30, 2019 and December 31, 2018. The value of the embedded derivative was estimated using the probability-adjusted and discounted future milestone payments.

In July 2019, the Company entered into an amendment to its agreement with LLS to further advance the treatment of myelodysplastic syndromes (“MDS”).  Under the amendment, the Company is eligible for up to $3.0 million in additional grant funding based on milestone payments from LLS upon the achievement of certain clinical or regulatory milestones in addition to the $4.2 million award that the Company has received pursuant to the March 2017 agreement, as amended. Pursuant to the amendment, the Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones on the additional funding, up to a maximum of $6.0 million in the aggregate. The Company concluded that the contingent milestone payments under the amendment were an embedded derivative. As of September 30, 2019, the Company had not received any funding related to this grant and therefore the Company did not record any liability related to this derivative as of September 30, 2019.

The Company recognizes research grants as a reduction of research and development expense when the eligible costs are incurred. Under both CIRM and LLS grants, the Company recognized a total of $0.6 million and $2.2 million as a reduction to research and development expenses for research grants for the three months ended September 30, 2019 and 2018, respectively. The Company recognized a total of $2.6 million and $5.6 million as a reduction to research and development expenses for research grants for the nine months ended September 30, 2019 and 2018, respectively.

Other Collaboration Agreements

Master Combination Study Agreement with Genentech, Inc.

In November 2017, the Company entered into a master clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of magrolimab combined with Genentech’s cancer immunotherapy, atezolizumab, a fully humanized monoclonal antibody targeting PD-L1, in two separate Phase 1b clinical trials (in patients with bladder cancer and AML, respectively). Pursuant to the agreement, the Company will supply magrolimab for the studies and will partially reimburse Genentech for its costs in connection with the bladder cancer study, and Genentech will supply atezolizumab for the studies and be solely responsible for all of its costs in connection with the AML study.

Merck Collaboration Agreement

In January 2018, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA (“Merck”), to evaluate magrolimab combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study.

bluebird bio, Inc. Research Collaboration Agreement

In September 2019, the Company entered into a research collaboration with bluebird bio, Inc. (“bluebird”) to pursue clinical proof-of-concept for the Company’s novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with bluebird’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy platform. This collaboration will focus initially on diseases that have the potential to be corrected with transplantation of autologous gene-modified blood-forming stem cells.

As of September 30, 2019, the Company recorded a total receivable of $1.0 million from these collaborations for reimbursement of research and development costs incurred.  Reimbursement under these collaboration agreements is recorded as a reduction to research and development expense. For the three months ended September 30, 2019 and 2018, the Company recognized $1.0 million and $0.4 million, respectively, as a reduction to research and development expenses under these collaboration agreements. For the nine months ended September 30, 2019 and 2018, the Company recognized $1.9 million and $1.0 million, respectively, as a reduction to research and development expenses under these collaboration agreements.

Ono License and Collaboration Agreement

In July 2019, the Company entered into an exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., (“Ono”). Under the agreement, the Company granted Ono an exclusive license to develop, manufacture and commercialize magrolimab, the Company’s monoclonal antibody against CD47, as well as other anti-CD47 antibodies controlled by the Company in Japan, South Korea, Taiwan and the ASEAN countries (the “Ono Territory”). The Company retains all rights to magrolimab and other licensed antibodies outside of the Ono Territory.

Under the agreement, the parties will collaborate on the development, manufacturing and commercialization of magrolimab and other licensed antibodies. Each party will be responsible for conducting development and commercialization of licensed antibodies in its respective territory at its own cost. Further, each party will have the right to participate, at its cost, in global clinical studies of magrolimab and other licensed antibodies conducted by the other party.

The Company received a one-time upfront nonrefundable payment from Ono of 1.7 billion Japanese Yen ($15.7 million US Dollars based on the exchange rate as of the date of the agreement) and is eligible to receive up to an additional 11.2 billion Japanese Yen if specified future development and commercial milestones are achieved by Ono. The Company is also eligible to receive tiered percentage royalties spanning from the mid-teens to the low-twenties on future net sales of magrolimab and other licensed antibodies in the Ono Territory, subject to certain offsets.

The Company accounts for the Ono Agreement as a collaboration arrangement under ASC 808. The Company concluded that the license delivered to Ono is a distinct unit of account for which there is a vendor-customer relationship. For the license, the Company analogized to ASC 606 for the recognition, measurement and reporting of this unit of account. The up-front payment, future milestones and royalties are attributed to the license component of the Ono Agreement. For the cost-sharing and reimbursement-based activities, the Company will follow the presentation and disclosure guidance of ASC 808. As of September 30, 2019, the cost-sharing and reimbursement-based activities had not commenced under the agreement.

The transaction price at inception included upfront fixed nonrefundable consideration of $15.7 million. All potential future milestones and other payments were considered constrained at the inception of the Ono Agreement. Revenue for the license of $15.7 million was recognized upon delivery of the license in July 2019.

6. Related-Party Relationship with Stanford University

In November 2015, the Company entered into a technology license agreement with Stanford University, under which Stanford granted the Company exclusive licenses under certain patents and other intellectual property rights relating to our current product candidates, including magrolimab, and non-exclusive licenses under certain other patents and other intellectual property rights to develop, manufacture and commercialize products for use in certain licensed fields, including oncology. Under the agreement, the Company is required to pay Stanford a minimum annual fee, milestone payments upon the achievement of certain specified events and a royalty of a tiered single digit percentage on net sales of licensed products, reimburse patent-related expenses and share any non-royalty sublicensing income received related to the licensed technology. As a result of the $15.7 million license payment received under the Ono License and Collaboration Agreement (see Note 5), the Company recorded an estimated sublicensing fee liability of $0.3 million due to Stanford under the agreement during the three and nine months ended September 30, 2019.

Dr. Weissman and Dr. Majeti, co-founders and members of the Company’s board of directors, are professors at Stanford. While employed by Stanford, Dr. Weissman and Dr. Majeti were co-inventors of some of the patents that the Company licenses under the agreement. Under Stanford's policies, as co-inventors Dr. Weissman and Dr. Majeti are entitled to receive a share of any royalties that the Company pays to Stanford under the agreement with respect to such patents. No royalty payments have been made to date. In addition, under Stanford’s policies, as co-inventors Dr. Weissman and Dr. Majeti are entitled to receive a share of the annual license fees that the Company pays to Stanford with respect to such patents.

7. Leases

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

In April 2019, the Company also entered into an amendment of the Menlo Park Lease to add additional space to its headquarter lease upon the expiration of the Sublease in February 2021. Under the terms of the lease amendment, the lease for the additional space will commence on March 1, 2021 and the base rent for the additional space will be approximately $36,000 per month.

As of September 30, 2019, the weighted average remaining lease term was 1.8 years and the weighted average incremental borrowing rate used to determine the operating lease liabilities was 7.0%.

The undiscounted future non-cancellable lease payments under the Company's operating leases are as follows:

September 30, 2019
(In thousands)
Years
Remaining 2019	$392
2020	1,584
2021	864
Total undiscounted lease payments	2,840
Present value adjustment for minimum lease commitments	(178)
Lease liabilities	$2,662

As of September 30, 2019, the current and noncurrent portion of the lease liabilities was $1.4 million and $1.2 million. Rent expense for the operating leases was $0.4 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Rent expense for the operating leases was $0.9 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. Variable lease payments for operating expenses were $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Variable lease payments for operating expenses were $0.4 million for the nine months ended September 30, 2019 and 2018.

8.	Stockholders’ Equity

2015 and 2018 Equity Incentive Plans

The following summarizes option activity for the nine months ended September 30, 2019:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Balance, December 31, 2018	3,404,847	$6.55	8.82	$31,388
Options granted	233,652	13.55
Options exercised	(316,084)	4.51
Options forfeited	(114,612)	7.86
Balance outstanding September 30, 2019	3,207,803	$7.21	8.22	$3,158
Exercisable, September 30, 2019	2,161,959	$6.48	8.07	$2,505
Vested and expected to vest, September 30, 2019	3,207,803	$7.21	8.22	$3,158

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$437	$477	$1,323	$774
General and administrative	771	794	2,114	1,544
Total	$1,208	$1,271	$3,437	$2,318

Restricted Stock

As of September 30, 2019, and December 31, 2018, there was $4,000 and $144,000, respectively, recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase.

A summary of restricted stock activity follows:

Number of Restricted Shares Outstanding
Unvested shares—December 31, 2018	49,052
Restricted shares vested	(45,289)
Unvested shares—September 30, 2019	3,763

Employee Share Purchase Plan (ESPP)

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The initial offering period began June 27, 2018 and will end on August 15, 2020 with purchase dates of February 15, 2019, August 15, 2019, February 15, 2020, and August 15, 2020. Each subsequent offering will be approximately 24 months long and will consist of four purchase periods with purchase dates occurring on February 15 and August 15 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. Total stock-based compensation related to the ESPP for the three and nine months ended September 30, 2019 was $175,000 and $592,000, respectively. Total stock-based compensation related to the ESPP for the three and nine months ended September 30, 2018 was $231,000.

A total of 94,568 shares of common stock were purchased pursuant to the ESPP during the nine months ended September 30, 2019 for total proceeds of $860,000.

Convertible preferred stock

Through December 31, 2017, the Company’s convertible preferred stock was classified in permanent equity as redemption of the convertible preferred stock was in the control of the Company. In February 2018, the Company appointed an additional director which increased the influence of the convertible preferred stockholders on the board of directors. This change to the Company’s board composition resulted in the convertible preferred stock being reclassified outside of stockholders’ deficit because, in the event of certain “liquidation events” that were not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the shares could become redeemable at the option of the holders.  Upon the closing of the initial public offering on July 2, 2018, all outstanding shares of convertible preferred stock were automatically converted into 16,215,896 shares of common stock.

9.	Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2019	2018
Stock options to purchase common stock	3,207,803	3,345,155
Restricted stock subject to future vesting	3,763	60,342
Shares committed under ESPP	24,836	18,728
Total	3,236,402	3,424,225

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

Overview

We are a clinical-stage immuno-oncology company focused on developing novel therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, magrolimab (formerly known as 5F9), can transform the treatment of cancer. magrolimab has demonstrated promising activity in multiple Phase 1b/2 clinical trials in which we have treated over 400 cancer patients with solid or hematologic tumors. In addition, we have two additional product candidates in preclinical development; FSI-189, an anti-SIRPα antibody, and FSI-174, an anti-cKIT antibody.

We focus our efforts on targeting the CD47 pathway as a way to engage macrophages in fighting tumors. Macrophages function as first responders, swallowing foreign and abnormal cells, including cancer cells, and mobilizing other components of the immune system including T cells and antibodies. Cancer cells use CD47, a “don’t eat me” signal, in order to evade detection by the immune system and subsequent destruction by macrophages. Overexpression of CD47 is common to nearly all types of tumors including myelodysplastic syndrome, or MDS, acute myelogenous leukemia, or AML, Non-Hodgkin’s lymphoma, or NHL, colorectal cancer, or CRC, gastric cancer, lung cancer, and ovarian cancer with overexpression correlating with poor prognosis in many of these cancers. Despite the central role of macrophages as cell-eating scavengers and first responders, the pharmaceutical industry is only beginning to bring this key group of cells into the fight against cancer.

Our company was founded by leading scientists at Stanford University who uncovered the fundamental role of CD47 in cancer evasion. Preclinical work performed in the laboratory of our co-founder, Irving L. Weissman, at Stanford University and at Forty Seven demonstrated that:

•	Blocking the CD47 “don’t eat me” signaling pathway leads to elimination of many types of tumors and increased survival;
•	Boosting an “eat me” signal found on cancer cells using therapeutic antibodies results in a synergistic effect with blocking CD47;
•	Increasing “eat me” signal expression on cancer cells through cytotoxic and chemotherapeutic agents like azacitidine, which is synergistic with blocking CD47; and
•

Macrophages digest cancer cells in a process called phagocytosis and present tumor-specific antigens that can activate T cells against the cancer, thus creating the potential for synergy with T cell checkpoint inhibitors.

Our lead product candidate, magrolimab, is a humanized IgG4 subclass monoclonal antibody against CD47 that is designed to interfere with recognition of CD47 by the SIRPa receptor on macrophages, thus blocking the “don’t eat me” signal. The design of magrolimab, combined with our proprietary dosing regimen, overcomes the toxicity limitations of previously tested anti-CD47 therapies developed by others. Across all study populations, magrolimab has been well tolerated with no maximum tolerated dose, or MTD, observed in any study despite dosing up to 45 mg/kg. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate in severity and were generally easily managed. To date, there are no approved therapies that target the CD47 checkpoint of the innate immune system.

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

Since our inception in 2014, we have devoted most of our resources to identifying and developing magrolimab, advancing our preclinical programs, conducting clinical trials and providing general and administrative support for these operations. To date, we have not generated any revenue from product sales. In July 2019, we recognized $15.7 million of license revenue under a license and collaboration arrangement. We have funded our operations to date primarily from the issuance and sales of our capital stock and the receipt of government and private grants and licensing revenue. We are eligible to receive up to $21.4 million in grants from the California Institute for Regenerative Medicine, or CIRM, and the Leukemia and Lymphoma Society, or LLS, of which $17.0 million has been received through September 30, 2019.

In June 2018, our Registration Statements on Form S-1 (File Nos. 333-225390 and 333-225933) relating to our initial public offering, or IPO, were declared effective by the Securities Exchange Commission, or SEC (the “Registration Statements”). Pursuant to the Registration Statements, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares pursuant to the underwriters’ over-allotment option) at a price of $16.00 per share for aggregate cash proceeds of $116.3 million, net of underwriting discounts and commissions and estimated offering costs. The sale and issuance of 7,035,000 shares in the IPO closed on July 2, 2018 and the sale and issuance of an additional 1,055,250 shares pursuant to the underwriters’ over-allotment option closed on July 27, 2018. Upon the closing of the IPO on July 2, 2018, all outstanding shares of convertible preferred stock automatically converted into 16,215,896 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

In July 2019, we filed a Registration Statement on Form S-3, as amended (File No. 333-232498), declared effective by the SEC on July 12, 2019 (the “Shelf Registration Statement”), related to the offering of up to $250.0 million of common stock, preferred stock, debt securities and warrants. We may use the Shelf Registration Statement at any time or from time to time to offer, in one or more offerings, common stock, preferred stock, debt securities and/or warrants. The Shelf Registration Statement also included a prospectus covering the offering, issuance and sale of up to $60.0 million of shares of our common stock, from time to time, in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”) on July 1, 2019. As of September 30, 2019, we had not sold any securities pursuant to the Sales Agreement.

In July 2019, pursuant to the Shelf Registration Statement, we completed an underwritten public offering of 10,781,250 shares of our common stock, including 1,406,250 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $8.00 per share. The net proceeds from the offering to us were approximately $80.5 million.

In July 2019, we entered into an amendment of our agreement with the Leukemia & Lymphoma Society, Inc. for up to an additional $3.0 million in grants upon the achievement of certain clinical or regulatory milestones.

We have incurred net losses in each year since inception. Our net losses were $15.2 million and $21.7 million for the three months ended September 30, 2019 and 2018, respectively, and $61.4 million and $53.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $201.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates through clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company;
•	continue our preclinical programs and clinical development efforts;
•	continue research activities for the discovery of new product candidates; and
•	manufacture supplies for our preclinical studies and clinical trials.

Our Development Pipeline

We are conducting clinical trials using magrolimab as monotherapy and in combination with other approved cancer therapies. As summarized in the following figure, our clinical trials are investigating multiple types of CD47 combination therapies: magrolimab with chemotherapeutic agents, magrolimab with tumor targeting antibodies and magrolimab with T cell checkpoint inhibitors, in a wide variety of tumors, including both solid and hematological cancers. We have treated over 400 patients across programs with magrolimab both as a monotherapy and in combination with chemotherapy and cytotoxics like azacitidine, tumor targeting antibodies such as rituximab and cetuximab, and checkpoint inhibitors. While the primary goal of our trials has been to demonstrate safety, we have also observed early signs of clinical activity in multiple tumor types. These signs include patients with partial and complete responses, as well as patients with “stable disease.” We use standard clinical assessment criteria to evaluate the growth or reduction in existing tumor size, within set parameters, as well as growth of new tumors and metabolic activity. Broadly stated, “stable disease” indicates a growth or reduction in tumor size that is insufficient to meet the definitions of either progressive disease or partial or complete response. In contrast, patients with partial or complete responses have substantial reductions in tumor size.

Magrolimab Monotherapy

In our ongoing monotherapy trials, magrolimab treatment has demonstrated biological responses including a confirmed objective response and multiple cases of stable disease in Phase 1 patients with refractory AML, as of October 2019. In biologic responders, defined as a reduction in bone marrow blasts, we confirmed the presence of macrophages in tumor tissues and we observed that other components of the immune system, including T cells, had been recruited.

We also investigated magrolimab as a monotherapy in ovarian cancer and other solid tumors. In a Phase 1 trial of magrolimab, we observed confirmed partial responses in 2 out of 21 evaluable patients in a cohort with ovarian cancer receiving either 20 mg/kg or higher doses of magrolimab, as of April 2018. Both were heavily pre-treated patients failing seven or more previous treatment regimens. One of these patients had a durable partial response of more than six months in duration.

We believe the signals from these monotherapy trials have been encouraging; however, we have determined that the limited responses in these late stage patients are not adequate for us to initiate a trial of magrolimab as a single agent aimed at supporting registration by the FDA and we are now focused on combination approaches that have a strong scientific rationale and that are backed by preclinical data.

Magrolimab in Combination with Tumor Targeting Antibodies

We are also pursuing multiple trials of magrolimab in combination with tumor targeting antibodies in order to test the synergistic potency of these combinations. We believe that we can enhance the effect of magrolimab on cancer by using tumor targeting antibodies that bind to cancer cells and present an “eat me” signal to macrophages. Hence, we are combining magrolimab with tumor targeting antibodies such as rituximab and cetuximab. Based on our preclinical research and on publications by academic groups, we believe that this combination of an “eat me” signal by these antibodies and the blocking of a “don’t eat me” signal by magrolimab could be highly effective. We are conducting a Phase 1b/2 combination trial using magrolimab and rituximab in patients with relapsed and refractory NHL. As of April 2018, 30 patients with refractory NHL have been evaluated in Phase 1b/2 and 14 (47%) have had an objective response during the dose finding study of magrolimab in combination with rituximab. In 10 (33%) of these patients, we observed a complete response, an uncommon therapeutic finding for such a heavily pre-treated population. In November 2018, the Phase 1b NHL findings were published in the New England Journal of Medicine. Based on our application summarizing the early NHL trial data, the FDA granted Fast Track designations to magrolimab for the treatment of both relapsed and/or refractory diffuse large B cell lymphoma, or DLBCL, and relapsed and/or refractory follicular lymphoma, or FL, in April 2018. Having obtained Fast Track status, we held an end of Phase 1 meeting with the FDA in July 2018 to further discuss our NHL trials. In May 2019, we announced a clinical trial collaboration with Acerta Pharma, AstraZeneca’s hematology research and development center of excellence to evaluate the triple combination of magrolimab and rituximab with CALQUENCE (acalabrutinib), an inhibitor of Bruton Tyrosine Kinase, in patients with DLBCL. We will supply magrolimab and Acerta will conduct the study. We are also conducting a Phase 1b/2 combination clinical trial using magrolimab and cetuximab in patients with CRC. Results from this trial are expected in the second half of 2019.

Magrolimab in Combination with Chemotherapeutic Agents

We are also exploring a combination of azacitidine, a chemotherapeutic agent, with magrolimab in patients with untreated AML and myelodysplastic syndromes, or MDS. We have shown in preclinical studies that azacitidine induces “eat me” signals on AML cells which leads to enhanced phagocytosis when combined with magrolimab. These results were presented at the 2018 American Society of Hematology meeting. We are conducting a Phase 1b trial of magrolimab with azacitidine in untreated AML and MDS patients to evaluate the safety and efficacy of this combination therapy. Please see “—Recent Developments” below.

Magrolimab Combinations with Checkpoint Inhibitors

We believe there is a strong rationale to combine magrolimab and T cell checkpoint inhibitors and we plan to initiate combination clinical trials in both solid and hematological tumors. magrolimab induces a potent anti-tumor T cell response by enabling macrophages to ingest cancer cells and present antigens derived from these cancer cells to T cells. Thus, we believe the combination of a T cell checkpoint inhibitor with magrolimab is likely to further enhance an anti-tumor T cell response and to further mobilize both the innate and adaptive immune systems to eliminate cancer.

In early 2018, we announced clinical trial collaboration and supply agreements with two pharmaceutical companies to combine magrolimab with PD-L1 checkpoint inhibitors, while retaining full economic rights to our products. Pursuant to these agreements, we are conducting clinical trials with Merck KGaA on the combination of magrolimab with BAVENCIO (avelumab) in ovarian cancer patients; and with Genentech, Inc., a member of the Roche Group, on the combination of magrolimab and TECENTRIQ (atezolizumab) in patients with bladder cancer and in patients with AML. In April 2019, we announced an extension of our clinical trial collaboration agreement with Genentech to also evaluate magrolimab in combination with rituximab and TECENTRIQ in patients with DLBCL. We will supply magrolimab, and Merck KGaA and Genentech will supply their respective drug products for these trials.

Recent Developments

Magrolimab for the Treatment of MDS

Clinical Trial Update

In November 2019, we announced ongoing results from our Phase 1b trial designed to evaluate magrolimab as a monotherapy in patients with relapsed or refractory, or r/r, MDS or AML, and magrolimab in combination with azacitidine in untreated higher-risk MDS patients and untreated, induction chemotherapy-ineligible AML patients. Previous results were disclosed at the American Society of Clinical Oncology meeting in June 2019. All patients received a 1 mg/kg priming dose of magrolimab, coupled with intrapatient dose escalation, to mitigate on-target anemia. Patients in the combination cohort were then treated with full doses of azacitidine and a magrolimab maintenance dose of 30 mg/kg once weekly.

As of the data cutoff of July 10, 2019, 53 patients had been treated in the Phase 1b portion of the trial, including 10 r/r MDS or AML patients who received monotherapy magrolimab, and 43 untreated higher-risk MDS patients or untreated AML patients ineligible for induction chemotherapy, who received magrolimab in combination with azacitidine.

Safety data are available for magrolimab in 10 patients treated with monotherapy and for 43 patients treated in combination with azacitidine. In both groups, magrolimab treatments were well-tolerated, and in the combination. There was no evidence of increased toxicities compared to azacitidine alone. The number and type of adverse events, or AEs, observed were generally consistent with what has been previously seen with magrolimab, and no significant cytopenias or autoimmune-related AEs were observed in patients treated with monotherapy magrolimab. Overall, the most commonly reported treatment-related AEs were expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia with the initial dose. After the first few doses many patients in the combination cohort experienced a hemoglobin improvement over the course of their treatment with a decrease in transfusions. In the 43 treatment naïve patients, only one experienced neutropenic fever (2%) and only one patient out of 43 (2%) discontinued treatment due to a treatment-related AE.

Thirty-nine patients were evaluable for response assessment, including 29 patients with untreated higher-risk MDS or AML who were treated with magrolimab and azacitidine (13 patients with higher-risk MDS and 16 patients with untreated AML) and 10 patients with r/r MDS or AML who were treated with monotherapy magrolimab.

•

In the 13 untreated higher-risk MDS patients, the overall response rate, or ORR, for the combination was 100%, with seven patients (54%) achieving a complete response, or CR, five patients (39%) achieving a marrow CR, with three of the five had hematologic improvement (HI) and one patient (7%) achieving HI alone.

•

In 16 untreated AML patients, the ORR for the combination was 69%, with eight patients (50%) achieving a CR or a complete remission with incomplete hematologic recovery, or CRi, two patients (13%) achieving a PR, and one patient (6%) achieving a morphologic leukemia-free state, or MLFS. Additionally, five patients (31%) achieved stable disease, or SD.

•	In r/r MDS or AML treated with monotherapy magrolimab, the ORR was 10%, consisting of one patient who achieved a MLFS. Additionally, seven patients (70%) achieved SD.
•	The median time to response among MDS and AML patients treated with the combination was 1.9 months.
•	For those untreated patients with abnormal cytogenetics at baseline, 40% and 44% of MDS and AML patients achieved a cytogenetic CR, respectively.
•	No median duration of response was reached for either MDS or AML patients with a median follow-up of 4.9 months for MDS and 5.8 months for AML.
•

Historical response rates for single-agent azacitidine show CR rates of approximately 15-20% in higher-risk MDS and untreated AML patients, with initial responses generally occurring after 4-6 months in most patients who respond.

Based on the favorable safety profile and encouraging clinical activity observed in this Phase 1b clinical trial to-date, expansion cohorts have been initiated in patients with both higher-risk MDS and untreated AML with magrolimab in combination with azacitidine.

Registration Strategy Update

Based on the encouraging early clinical data and feedback from a Type B meeting with the FDA we believe a single-arm trial design may be sufficient to support the approval of magrolimab in combination with azacitidine for the treatment of naïve (1st line) intermediate to very high risk MDS patients. We are in ongoing discussions with the FDA through a Special Protocol Assessment, or SPA to determine the best approach and study design to follow for a registration strategy.

We plan to expand our current Phase 1b/2 trial, with weekly 30 mg/kg dosing, to accrue a total of 91 patients, and we anticipate completing enrollment of this trial in the third quarter of 2020.  In addition, based on our ongoing interactions with the FDA as part of the SPA process, we plan to initiate a second trial of magrolimab plus azacitidine in untreated intermediate to very high risk MDS patients with dosing every two weeks in the first quarter of 2020. At the completion of both trials, we intend to evaluate the data and determine which dosing regimen to submit as part of our biologics license application (“BLA”) submission. Based on chemistry manufacturing controls, CMC BLA enabling studies, the earliest we expect we can file our BLA will be in the fourth quarter of 2021.

Magrolimab for the Treatment of NHL

Clinical Trial Update

In June 2019, we also announced updated data from our ongoing Phase 1b/2 clinical trial evaluating magrolimab in combination with rituximab for the treatment of relapsed/refractory non-Hodgkin’s lymphoma, or r/r NHL, including DLBCL and indolent lymphoma. These data showed clinical benefit across a range of patient populations — including patients who are heavily pre-treated, ineligible for CAR-T therapy or suffering from primary refractory disease — as well as durable responses in both DLBCL and FL.

The design of our Phase 1b/2 clinical trial allowed us to continue to explore the clinical benefit of magrolimab in combination with rituximab in patients with DLBCL and indolent lymphoma, while also expanding into a subset of older, sicker DLBCL patients who have been deemed ineligible for CAR-T therapy, a newly-defined population, which has never before been evaluated in clinical trials, and for whom there are few, if any, effective treatment options available.

Our Phase 1b/2 NHL trial is designed to evaluate magrolimab in combination with rituximab in patients with r/r B-cell NHL, who have failed standard-of-care therapies. All patients received a 1 mg/kg priming dose of magrolimab to mitigate on-target anemia. Patients in the Phase 1b portion of the trial were treated with magrolimab maintenance doses of 10 to 45 mg/kg, and patients in the Phase 2 portion of the trial were treated with magrolimab doses of either 30 or 45 mg/kg. All patients were also administered full doses of rituximab.

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

In this trial, magrolimab was well tolerated in combination with rituximab. The number and type of AEs were consistent with prior clinical experience. Most AEs were Grade 1 or Grade 2, and the most commonly-reported AEs were expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia, and infusion-site reactions. No autoimmune-related AEs were observed, nor were any significant late safety signals observed in patients treated with magrolimab for up to 24 months. No maximum tolerated dose was reached with up to 45 mg/kg of magrolimab dosing. Eight out of 115 patients discontinued treatment due to an AE (7%).

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

Additionally, magrolimab tumor penetrance was evaluated at 30 and 45 mg/kg as a key pharmacodynamic endpoint. Data show that the 30 mg/kg maintenance dose of magrolimab saturated the tumor microenvironment similarly to 45 mg/ kg, with similar efficacy. As a result, a 30 mg/kg maintenance dose of magrolimab was selected as the recommended dose for use in future clinical studies.

We also intend to evaluate opportunities to advance magrolimab in combination with rituximab for patients with indolent lymphoma. In February 2019 we dosed our first patient in an expansion cohort of our magrolimab003 NHL Phase 1 trial with a combination of magrolimab plus rituximab with gemcitabine and oxaliplatin. We anticipate enrolling up to 26 patients into this cohort. We anticipate sharing data from this cohort in the second half of 2020.

Registration Strategy Update

Based on feedback from a Type C meeting with the FDA in May 2019 we believe a single-arm trial design may be sufficient to support the approval of magrolimab plus rituximab in heavily pretreated relapsed or refractory DLBCL patients, defined as ≥ 2 prior lines of therapy.

We plan to initiate a registrational trial of magrolimab plus rituximab in DLBCL in the first quarter of 2020, and to report interim efficacy data by the fourth quarter of 2020. We anticipate this trial will enroll approximately 100 patients with advanced forms of DLBCL using refined patient eligibility criteria based on our Phase 1 and 2 trials. The dosing regimen for the trial is anticipated to be 30 mg/kg every two weeks. The primary endpoints of the study are expected to be objective response rate, including both complete and partial responses, and durability of response. The anticipated efficacy follow up in this trial will be six months. In parallel with the foregoing, we continue to evaluate biomarkers for potential predictive value, which could enable advancement into earlier lines of treatment.

Key Clinical and Regulatory Events Expected in 2019 and 2020

We expect to provide updates from our ongoing clinical trials at major medical meetings throughout the year. Notably, we will be providing updates to our ongoing MDS and AML programs at The American Society of Hematology meeting in December 2019, as well as, nonhuman primate data on our anti-cKit or FSI-174 program to improve conditioning for stem cell transplants. We also expect to submit an investigational new drug (“IND”) application for FSI-174 to the FDA during the fourth quarter of 2019 and we plan to initiate a Phase 1 clinical trial of FSI-174 in healthy volunteers in the first quarter of 2020. Similarly, we expect to submit an IND application for FSI-189 to the FDA during the first quarter of 2020 and we plan to initiate a Phase 1 clinical trial of FSI-189 in the second quarter of 2020.

Our other expected key clinical and regulatory events are shown in the table below.

Ono Pharmaceutical License and Collaboration Agreement

On July 10, 2019, we entered into an exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., (“Ono”). Under the agreement, we granted Ono an exclusive license to develop, manufacture and commercialize magrolimab, our monoclonal antibody against CD47, as well as other anti-CD47 antibodies controlled by us in Japan, South Korea, Taiwan and the ASEAN countries, (“the Ono Territory”). We retain all rights to magrolimab and other licensed antibodies outside of the Ono Territory.

Under the agreement, the parties will collaborate on the development, manufacturing and commercialization of magrolimab and other licensed antibodies. Each party will be responsible for conducting development and commercialization of licensed antibodies in its respective territory at its own cost. Further, each party will have the right to participate, at its own cost, in global clinical studies of magrolimab and other licensed antibodies conducted by the other party. We will initially be responsible for supplying magrolimab and other licensed antibodies to Ono for development and commercialization within the Ono Territory at Ono’s cost. Ono has the right to elect that such manufacturing activities be transferred to Ono. During the term of the agreement, neither party may manufacture or commercialize any competing products in the Ono Territory.

We received a one-time upfront payment from Ono of 1.7 billion Japanese Yen and will be eligible to receive up to an additional 11.2 billion Japanese Yen if specified future development and commercial milestones are achieved by Ono. We are also eligible to receive tiered percentage royalties spanning from the mid-teens to the low-twenties on future net sales of magrolimab and other licensed antibodies in the Ono Territory, subject to certain offsets. Ono’s obligation to pay royalties expires, on a product-by-product and country-by-country basis, on the later of (1) the expiration of the first regulatory exclusivity for such product in such country, (2) the expiration of the last to expire patent controlled by us that covers the composition of matter of a licensed antibody in such product in such country, or (3) the tenth anniversary of the first commercial sale of such product in such country.

The agreement will remain in effect until the expiration of all of Ono’s royalty obligations, after which Ono’s license shall be fully paid-up. Ono may terminate the agreement on a country-by-country basis for convenience upon 90 days’ prior written notice to us prior to the first commercial sale of the first licensed product in the Ono Territory, or 180 days’ prior written notice after such first sale. Either party may also terminate the agreement for the other party’s uncured material breach or insolvency, subject to specified notice and cure periods. In the event of any early termination, all rights in magrolimab and other licensed antibodies will revert to us, subject to certain royalties due to Ono in the case of Ono’s termination for our breach or insolvency.

bluebird bio, Inc. Research Collaboration Agreement

In September 2019, we entered into a research collaboration with bluebird bio, Inc. (“bluebird”) to pursue clinical proof-of-concept for our novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with bluebird’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy platform. This collaboration will focus initially on diseases that have the potential to be corrected with transplantation of autologous gene-modified blood-forming stem cells.

Components of Results of Operations

License Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. Under the Ono Agreement, we have recognized as revenue the upfront nonrefundable payment related to a license grant. Milestone and royalty payments related to the Ono Agreement will be recognized as the milestones are achieved and royalties are earned.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, magrolimab, and other product candidates, which include:

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

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of our lead product candidate, magrolimab, as well as other product candidates in preclinical development including FSI-189, an anti-SIRPα antibody, and FSI-174, an anti-cKIT antibody. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred. Research and development grants received during the nine months ended September 30, 2019 and the year ended December 31, 2018 totaled $3.5 million and $7.6 million, respectively. In January 2018, we entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA or Merck. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the three and nine months ended September 30, 2019 and 2018, we recognized $0.5 million and $1.4 million, and $0.4 million and $1.0 million, respectively, as a reduction to research and development expenses under this collaboration agreement. In July 2019, we entered into the Ono Agreement. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. There were no reimbursements under this collaboration agreement for the three and nine months ended September 30, 2019. In September 2019, we entered into a research collaboration agreement with bluebird. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. We recognized $0.5 million of such expense reduction for the three and nine months ended September 30, 2019 under this collaboration agreement.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)
	(In thousands)
License revenue	$15,678	$—	$15,678
Operating expenses:
Research and development	27,074	17,984	9,090
General administrative	4,977	4,383	594
Total operating expenses	32,051	22,367	9,684
Loss from operations	(16,373)	(22,367)	5,994
Interest and other income, net	1,210	708	502
Net loss	$(15,163)	$(21,659)	$6,496

License Revenue

License revenue increased $15.7 million compared to the three months ended September 30, 2018. The increase in license revenue was due to the license granted under the Ono Agreement.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
	(In thousands)
Product-specific costs:
Magrolimab and other product candidates	$18,995	$9,791	$9,204
Grant funding and cost share reimbursement	(1,093)	(2,587)	1,494
Non product-specific costs:
Stock-based compensation	437	477	(40)
Personnel-related	3,056	1,956	1,100
Other preclinical programs	5,253	2,023	3,230
License fees	426	6,324	(5,898)
Total research and development expenses	$27,074	$17,984	$9,090

Research and development expenses increased by $9.1 million, or 51%, to $27.1 million for the three months ended September 30, 2019 from $18.0 million for the three months ended September 30, 2018. The increase was primarily due to a $9.2 million increase in third-party costs related to advancing our current clinical programs focused on our lead product candidate, magrolimab, and associated contract manufacturing costs, a $1.5 million change in grant and cost share reimbursement primarily due to decreased funding recognized under the CIRM and LLS grants, a $3.2 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts, and a $1.1 million increase in personnel-related costs, including stock-based compensation, offset by a $5.9 million decrease in our license fees primarily due to the non-recurring upfront license fees related to the BliNK asset purchase and Synthon license agreements in 2018.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 14%, to $5.0 million for the three months ended September 30, 2019 from $4.4 million for the three months ended September 30, 2018. The increase was primarily due to a $0.4 million increase in personnel-related costs driven by an increase in headcount and a $0.3 million increase in directors and officer’s insurance expense, partially offset by a $0.2 million decrease in professional services fees due to a decrease in legal services related to patents.

Interest and Other Income, Net

Interest and other income, net increased by $0.5 million to $1.2 million for the three months ended September 30, 2019 from $0.7 million for the three months ended September 30, 2018. The increase was primarily due to a $0.4 million increase in foreign currency gains primarily from gains arising from the Ono Agreement compared to foreign currency losses recognized in the comparable prior year period and a $0.1 million increase in interest income earned from the investment of net proceeds from our IPO in July 2018 and our public offering in July 2019.

Nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)
	(In thousands)
License revenue	$15,678	$—	15,678
Operating expenses:
Research and development	65,029	42,733	22,296
General administrative	14,618	11,588	3,030
Total operating expenses	79,647	54,321	25,326
Loss from operations	(63,969)	(54,321)	(9,648)
Interest and other income, net	2,584	1,165	1,419
Net loss	$(61,385)	$(53,156)	$(8,229)

License Revenue

License revenue increased $15.7 million compared to the nine months ended September 30, 2018. The increase in license revenue was due to the license granted under the Ono Agreement.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
	(In thousands)
Product-specific costs:
Magrolimab and other product candidates	$44,334	$29,354	$14,980
Grant funding and cost share reimbursement	(3,967)	(6,549)	2,582
Non product-specific costs:
Stock-based compensation	1,323	774	549
Personnel-related	8,955	6,092	2,863
Other preclinical programs	13,658	4,238	9,420
License fees	726	8,824	(8,098)
Total research and development expenses	$65,029	$42,733	$22,296

Research and development expenses increased by $22.3 million, or 52%, to $65.0 million for the nine months ended September 30, 2019 from $42.7 million for the nine months ended September 30, 2018.  The increase was primarily due to a $15.0 million increase in third-party costs related to advancing our current clinical programs focused on our lead product candidate, magrolimab, and associated contract manufacturing costs, and a $2.6 million change in grant and cost share reimbursement primarily due to decreased funding recognized under the CIRM and LLS grants, a $9.4 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts, a $3.4 million increase in personnel-related costs, including stock-based compensation, offset by a $8.1 million decrease in our license fees primarily due to the non-recurring upfront license fees related to the BliNK asset purchase and Synthon license agreements in 2018.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, or 26%, to $14.6 million for the nine months ended September 30, 2019 from $11.6 million for the nine months ended September 30, 2018. The increase was primarily due to a $2.2 million increase in personnel-related costs driven by an increase in headcount and a $0.7 million increase in directors and officer’s insurance expense.

Interest and Other Income, Net

Interest and other income, net increased by $1.4 million to $2.6 million for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018. The increase was primarily due to a $1.0 million increase in interest income earned from the investment of the net proceeds from our IPO in July 2018 and our public offering in July 2019 and a $0.4 million increase in foreign currency gains primarily from gains arising from the Ono agreement compared to foreign currency losses recognized in the comparable prior year period.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2019, we had $166.7 million in cash, cash equivalents and short-term investments.

In connection with our initial public offering, which closed on July 2, 2018, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $16.00 per share. We received proceeds from the offering of $116.3 million, net of underwriting discounts and commissions and estimated offering costs.

In July 2019, we completed an underwritten public offering of 10,781,250 shares of our common stock, including 1,406,250 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $8.00 per share. We received proceeds from the offering of $80.5 million, net of underwriting discounts and commissions and offering costs.

In July 2019, we entered into the Ono Agreement. Under the Ono Agreement, we received a one-time upfront nonrefundable payment from Ono of 1.7 billion Japanese Yen.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, magrolimab, other product candidates, preclinical and discovery programs, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(55,855)	$(50,918)
Net cash used in investing activities	(5,945)	(66,699)
Net cash provided by financing activities	82,746	116,626
Net increase (decrease) in cash and cash equivalents	$20,946	$(991)

Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities of $55.9 million was attributable to a net loss of $61.4 million, partially offset by $3.6 million in non-cash charges and a net change of $1.9 million in net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $3.4 million, amortization of right-of-use assets of $0.8 million and depreciation and amortization of $0.4 million, partially offset by $1.0 million related to the accretion of discounts on marketable securities. The change in operating assets and liabilities was primarily due to a $6.1 million increase in accounts payable and accrued liabilities resulting from the timing of payments and a $0.8 million increase in deferred grant funding due to receipt of the research grant funding payments. These changes were partially offset by a $3.7 million increase in prepaid expense and other current assets driven by additional prepayments made for research and development activities and other receivables, a $0.9 million decrease in lease related liabilities due to lease payments and a $0.4 million increase in other noncurrent assets driven by timing of the research and development prepayments and payment of offering costs.

During the nine months ended September 30, 2018, cash used in operating activities of $50.9 million was attributable to a net loss of $53.2 million and a net change of $0.1 million in net operating assets and liabilities, partially offset by $2.3 million in non-cash charges. The non-cash charges consisted primarily of stock-based compensation of $2.3 million. The change in operating assets and liabilities was primarily due to a $2.2 million increase in in prepaid expense and other current assets driven by additional prepayments made for research and development activities and other receivables, offset by a $0.7 million increase in accounts payable and accrued liabilities resulting from an increase in accrued bonus and the timing of payments, and a $1.4 million increase in deferred grant funding due to research grant award payments received.

Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $5.9 million related to the purchase of investments of $166.0 million and the purchase of property and equipment of $0.3 million, partially offset by the proceeds from maturities of investments of $156.4 million and the proceeds from the sale of investments of $4.0 million.

During the nine months ended September 30, 2018, cash used in investing activities was $66.7 million related to the purchase of short-term investments of $138.1 million, partially offset by the maturity of investments of $71.5 million.

Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $82.7 million related to the net proceeds received in the public offering of our common stock of $80.5 million, the proceeds received from the exercise of stock options of $1.4 million and the proceeds received from the issuance of common stock upon ESPP purchase of $0.9 million.

During the nine months ended September 30, 2018, cash provided by financing activities was $116.6 million related primarily to the net proceeds received from our initial public offering.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as of September 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 28, 2019.

Off-Balance Sheet Arrangements

During 2018 and the nine months ended September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation and revenue recognition have the most significant impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For a discussion of our other significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for our revenue recognition policy, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 28, 2019.

Revenue Recognition

We enter into license and collaboration agreements under which we may receive up-front license fees and potential development milestone payments. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below.

License and Collaboration Arrangements

We enter into collaborative arrangements with partners that fall under the scope of ASC 808. We analyze these collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be analogized to ASC 606 for distinct units of account that are reflective of a vendor-customer relationship.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

If these arrangements contain a license to our intellectual property, we must use judgement to determine if the license is distinct from the other performance obligations identified in the arrangement. If the license is determined to be distinct, we recognize revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. Payment for the license typically includes non-refundable, upfront license fees, and potential development milestone payments. For the milestone payments, we must estimate whether the milestones are considered probable of being reached and estimate the amount, if any, to be included in the transaction price.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and currency exchange rate fluctuations.

Interest Rate Risk

Our cash, cash equivalents and short-term investments of $166.7 million and $139.0 million as of September 30, 2019 and December 31, 2018, consist of bank deposits, money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Our primary foreign currency exposure relates to our manufacturing commitments with Lonza for the manufacturing of magrolimab-related products. Under the Lonza agreements, we are required to pay Lonza fixed fees based on manufacturing services performed. The fees payable under Lonza agreements are denominated in British Pounds. There were immaterial foreign currency gains and losses for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018 under the Lonza agreements. We recognized $0.2 million in foreign currency losses for the nine months ended September 30, 2018 under the Lonza agreements.

In July 2019, we entered into an exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., (“Ono”). Under the agreement, we received a one-time upfront nonrefundable payment from Ono of 1.7 billion Japanese Yen. During the time that the receivable for the upfront payment was outstanding, we were subject to exchange rate changes. We recognized $0.3 million in foreign currency transaction gains for the three and nine months ended September 30, 2019, due to the timing of license delivery and receipt of payment. Under the agreement, we may also be eligible to receive up to an additional 11.2 billion Japanese Yen if specified future development and commercial milestones are achieved by Ono. Between the time that we recognize contract assets or receivables related to milestones payments and the time that those payments are collected, we will be subject to exchange rate changes.  We are also eligible to receive tiered percentage royalties spanning from the mid-teens to the low-twenties on future net sales of magrolimab and other licensed antibodies in Japan, South Korea, Taiwan and the ASEAN countries, subject to certain offsets.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, we completed the implementation of an Enterprise Resource Planning System (“ERP”), including a core financial module. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting to accommodate changes to our business processes and accounting procedures.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immuno-oncology company with a limited operating history. Since inception in 2014, we have not generated any revenue and have incurred significant operating losses. Our net loss was $70.4 million and $44.9 million for 2018 and 2017, respectively and $61.4 million and $53.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $201.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $166.7 million. In July 2019, we closed an underwritten public offering with net proceeds of approximately $80.5 million. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments, including the proceeds from the recently completed public offering and the upfront payment from Ono, will enable us to meet our financial needs through the first quarter of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Risks Related to the Development of Our Product Candidates

We depend primarily on the success of our lead product candidate, magrolimab, which is in clinical development and which has not completed a pivotal trial. If we do not obtain regulatory approval for and successfully commercialize our lead product candidate in one or more indications or we experience significant delays in doing so, we may never generate any revenue or become profitable.

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, magrolimab, in our multiple ongoing clinical trials, including trials in monotherapy and in combination with anti-cancer antibodies such as rituximab and cetuximab. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of magrolimab in one or more of these indications. We cannot be certain that magrolimab will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of magrolimab is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of magrolimab and any other product candidates, including FSI-189 and FSI-174, will depend on several additional factors, including:

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

We have concentrated our product research and development efforts on our novel therapeutic approach, and our future success depends on the successful development of our lead product candidate, magrolimab, FSI-189 and FSI-174 and other product candidates. There can be no assurance that any development problems we experience in the future related to our novel therapy will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. We have limited clinical data for each of our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. For example, the favorable results of our ongoing trial of magrolimab in tumor targeting antibody combinations with rituximab may not be predictive of similar results in subsequent trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We have received Fast Track designations for magrolimab for the treatment of relapsed and/or refractory DLBCL, relapsed and/or refractory FL, and myelodysplastic syndrome and acute myeloid leukemia, but such designations may not actually lead to a faster development or regulatory review or approval process.

In April 2018, the FDA granted Fast Track designations to magrolimab for the treatment of relapsed and/or refractory DLBCL and relapsed and/or refractory FL. In September 2019, the FDA granted Fast Track designations to magrolimab for the treatment of myelodysplastic syndrome and acute myeloid leukemia. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for such condition, a drug sponsor may apply for FDA Fast Track designation. Even though we received Fast Track designations for magrolimab, such Fast Track designations do not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe for any of these fast track-designated indications. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

If magrolimab, FSI-189 and FSI-174 and any other future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if the FDA approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of magrolimab, FSI-189, FSI-174 and our other product candidates, if any are approved, will depend on a number of factors, including, among others:

•	the ability of magrolimab and our other product candidates to treat cancer, as compared with other available drugs, treatments or therapies;
•	the prevalence and severity of any adverse side effects associated with magrolimab and our other product candidates;
•	limitations or warnings contained in the labeling approved for magrolimab or our other product candidates by the FDA;
•	availability of alternative treatments;
•	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity for our product candidates and competing products and treatments;
•	pricing and cost effectiveness;
•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness of our product candidates through marketing efforts;

•	our ability to obtain sufficient third-party coverage or reimbursement;
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
•	the likelihood that the FDA may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

The market acceptance of our product candidates also will depend in part on the market acceptance of other immunotherapies for the treatment of cancer. While a number of other cancer immunotherapies have received regulatory approval and are being commercialized, our approach to targeting the CD47 pathway is novel. Adverse events in clinical trials for our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for magrolimab or any other product candidate that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry generally could also result in greater governmental regulation and stricter labeling requirements.

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of magrolimab and any future product candidate.

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution, or testing. We have entered into a development and manufacturing agreement with Lonza, pursuant to which we agreed to purchase magrolimab. Lonza is currently our sole supplier of magrolimab. We have also entered into an agreement with BTPH as our sole supplier for our cKIT antibodies. If Lonza and BTPH are unable to supply us with sufficient clinical and commercial grade quantities of drug substances, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities.

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
•

reliance on a limited number of sources, and in some cases, single sources for drug components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell magrolimab or other product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We have entered into collaboration agreements with pharmaceutical and biotechnology companies for certain combination therapies with magrolimab and may decide to collaborate for the future development and potential commercialization of other product candidates. For example, we have an ongoing combination clinical trial in ovarian cancer with Merck and combination clinical trials planned in AML and bladder cancer with Genentech. In addition, in July 2019, we entered into an exclusive license and collaboration agreement with Ono. We may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

We have obtained orphan drug designation in the United States and Europe for use of magrolimab in treating AML. We may seek orphan drug designation for other product candidates in the future. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

Our orphan drug exclusivity for the use of magrolimab in treating AML is contingent upon a showing that magrolimab is clinically superior to existing treatments of AML. Clinical superiority may be demonstrated by showing that a drug has greater effectiveness than the approved drug, greater safety in a substantial portion of the target population, or otherwise makes a major contribution to patient care. If we are unable to demonstrate that the use of magrolimab in treating AML is clinically superior to existing treatments, we will not be entitled to the benefits of orphan drug exclusivity, which could adversely affect our business and our ability to market and sell magrolimab if it is approved for sale.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have licensed a patent estate from The Board of Trustees of the Leland Stanford Junior University, or Stanford. In addition, we have filed our own patent applications and acquired patent applications from BliNK Biomedical SAS. As of September 30, 2019, the only patent applications solely owned by us are provisional patent applications and PCT applications, and we do not own any issued patents. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our product candidates, including magrolimab. For example, in November 2015 we entered into a license agreement with Stanford under which we are granted rights to intellectual property that are necessary to the development and commercialization of magrolimab and are otherwise important to our business. We may also need to obtain additional licenses to advance the development and commercialization of other product candidates we may develop. Our existing license agreement with Stanford imposes, and we expect that future license agreements will impose, upon us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy-related event, the licensor may have the right to terminate the license, in which event we would not be able to develop, market or otherwise commercialize products covered by the license, including magrolimab if any of the foregoing were to occur with respect to our license with Stanford. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

In July 2018, we entered into a settlement and license agreement with Synthon. Under the agreement, we agreed to discontinue our ongoing oppositions and challenges at the EPO, and the USPTO, directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening, or SSB, including U.S. Patent No. 9,352,037 and European patent No. EP 2 282 772, that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. Pursuant to this agreement, we withdrew our challenges to these patents in the USPTO and EPO. In return Synthon granted us a non-exclusive, worldwide sublicense to certain patents they have licensed from SSB, including the SSB patents we are opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as magrolimab or an alternate anti-CD47 product) to treat cancer in combination with other antibodies. Pursuant to the agreement, we and Synthon, have each released the other party (and we have released SSB) from all claims and liabilities relating to the USPTO and EPO proceedings.

We may need to obtain additional licenses to use our anti-SIRPα antibodies for the treatment of cancer or risk litigation in connection with our commercialization of anti-SIRPα antibodies to treat cancer. Such licenses may not be available at all or may not be available on commercially reasonable terms such that we may be required to pay significant fees and royalties to secure licenses to the applicable patents. Moreover, such licenses, like our sublicense from Synthon, may only be non-exclusive, in which case our ability to stop others from using or commercializing technology and products similar or identical to ours may be limited. If we are unable to obtain and maintain such licenses, we may need to cease the commercialization of magrolimab and other anti-CD47 antibodies or anti-SIRPα antibodies in combination with other antibodies, to treat cancer. The existing and any potential future legal proceedings relating to these patents could cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. If we are unsuccessful in our challenges to these patents and become subject to litigation or are unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business, financial condition, results of operations and prospects.

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

As of September 30, 2019, we had 62 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our common stock outstanding as of September 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a significant amount of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 (the end of our third quarter) before that time, in which case we would no longer be an “emerging growth company” as of the following December 31 (our year-end). We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Initial Public Offering of Common Stock

On June 27, 2018, our Registration Statements on Form S-1 (File Nos. 333-225390 and 333-225933) were declared effective by the SEC pursuant to which, we issued and sold an aggregate of 8,090,250 shares of common stock (inclusive of 1,055,250 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $16.00 per share for aggregate cash proceeds of $116.3 million, net of underwriting discounts and commissions and estimated offering costs. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Repurchase of Shares of Company Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Forty Seven, Inc.	8-K	001-38554	3.1	7/2/2018
3.2	Amended and Restated Bylaws of Forty Seven, Inc.	S-1	333-225390	3.4	6/1/2018
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	333-225390	4.1	6/1/2018
10.1^	Exclusive License and Collaboration Agreement, dated July 10, 2019 by and between Forty Seven, Inc. and Ono Pharmaceutical Co., Ltd.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
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

^

Portions of this exhibit (indicated by asterisks) have been omitted as we have determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to us if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forty Seven, Inc.

Date: November 12, 2019	By:	/s/ Mark A. McCamish
Mark A. McCamish, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Ann D. Rhoads
Ann D. Rhoads
Chief Financial Officer (Principal Financial and Accounting Officer)