Form 10-K
period 2019-12-31
Forty Seven, Inc.
filed 2020-03-20
CIK 1667633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38554

FORTY SEVEN, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4065674
( State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1490 O’Brien Drive, Suite A
Menlo Park, California 94025	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 352-4150

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	FTSV	The Nasdaq Global Select Market
(Title of each class)	Trading symbol(s)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒   NO ☐

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $132.9 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market of $10.60 per share.

As of March 16, 2020, the Registrant had 48,156,251 shares of common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a clinical-stage immuno-oncology company focused on developing novel therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, magrolimab (formerly known as 5F9), can transform the treatment of cancer. Magrolimab has demonstrated promising activity in multiple Phase 1b/2 clinical trials in which we have treated over 400 cancer patients with solid or hematologic tumors. In March 2020, Forty Seven entered into a definitive agreement to be acquired by Gilead Sciences, Inc., which is expected to close during the second quarter of 2020.

We are also preparing to advance two additional investigational compounds into clinical testing. FSI-174, an anti-cKIT antibody, is being developed alone or in combination with magrolimab as a novel, all-antibody conditioning regimen to address the limitations of current stem cell transplantation conditioning regimens. FSI-189, an anti-SIRPα antibody, is being developed for the treatment of cancer, as well as certain non-oncology conditions, including transplantation conditioning.

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

Our company was founded in 2014 by leading scientists at Stanford University who uncovered the fundamental role of CD47 in cancer evasion. Preclinical work performed in the laboratory of our co-founder, Irving L. Weissman, at Stanford University and at Forty Seven demonstrated that:

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

Our lead product candidate, magrolimab, is a humanized IgG4 subclass monoclonal antibody against CD47 that is designed to interfere with recognition of CD47 by the SIRPα receptor on macrophages, thus blocking the “don’t eat me” signal. The design of magrolimab, combined with our proprietary dosing regimen, overcomes the toxicity limitations of previously tested anti-CD47 therapies developed by others. Across all study populations, magrolimab has been well tolerated with no maximum tolerated dose, or MTD, observed in any study despite dosing up to 45 mg/kg. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate in severity and were generally easily managed. To date, there are no approved therapies that target the CD47 checkpoint of the innate immune system.

The targeting of CD47 to make cancer cells susceptible to macrophages, a component of the innate immune system, is analogous to the approach that has been applied with checkpoint inhibitors and T cells, a component of the adaptive immune system. Since their introduction in 2011, T cell checkpoint inhibitors have become frontline therapies for certain cancers and we estimate that they generated over $22 billion in sales in 2019. Despite the success of T cell checkpoint inhibitors, these therapies have been shown to be effective only in a subset of tumors, highlighting the need for additional therapies. Similar to the way cancer cells overexpress programmed death-ligand 1, or PD-L1, to avoid attack by T cells, cancer cells overexpress CD47 as a way to avoid destruction by macrophages. We believe targeting CD47 represents a compelling and analogous approach.

Recent Updates

Merger Agreement

On March 1, 2020, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Gilead Sciences, Inc., a Delaware corporation, or Parent, and Toro Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser (or together with Parent, Gilead), pursuant to which we agreed to be acquired by Gilead in an all-cash transaction for an approximate value of $4.9 billion. On March 10, 2020, in accordance with the terms of the Merger Agreement, Purchaser commenced a tender offer, to acquire all of our outstanding shares of common stock, $0.0001 par value per share, at a price of $95.50 per share, to be paid net to the seller in cash, without interest and subject to any required withholding of taxes, upon the terms and conditions described in the Offer to Purchase, as amended or supplemented, and in the accompanying Letter of Transmittal, as amended or supplemented (together with the Offer to Purchase, the Offer). The consummation of Purchaser’s pending Offer is subject to certain conditions, including the tender of shares representing at least one more than 50% of the total number of our shares of common stock outstanding at the time of the expiration of the Offer, the expiration or termination of the waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. The Merger Agreement provides, among other things, that following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Delaware General Corporation Law, or the DGCL, and other applicable law, Purchaser will merge with and into the Company, the separate existence of Purchaser will cease and the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (such merger, the Merger) and together with the Offer, the Proposed Transaction. We expect the Merger to close during the second quarter of 2020, subject to the regulatory approvals and other customary closing conditions described above and in the Merger Agreement.

Additional information about the Proposed Transaction is set forth in our filings with the Securities and Exchange Commission, or the SEC.

Key Clinical and Regulatory Events in 2019

In early December 2019, we presented updated clinical data from our ongoing trial evaluating magrolimab in combination with azacitidine for the treatment of MDS and AML in an oral presentation at the 61st American Society of Hematology, or ASH, Annual Meeting. The new results showed that the combination of magrolimab and azacitidine is highly active and well-tolerated in patients with MDS and AML.

Our Phase 1b trial is designed to evaluate magrolimab in combination with azacitidine in untreated patients with higher risk MDS and untreated patients with AML, who are ineligible for induction chemotherapy. All patients received a 1 mg/kg priming dose of magrolimab, coupled with intrapatient dose escalation, to mitigate on-target anemia. Patients were then treated with full doses of azacitidine and a magrolimab maintenance dose of 30 mg/kg once weekly.

As of the data cutoff of November 18, 2019, 62 patients had been treated with the combination in the Phase 1b portion of the trial, including 35 patients with MDS and 27 patients with AML.

As of the data cutoff, 46 patients were evaluable for response assessment, including 24 patients with untreated higher-risk MDS and 22 patients with untreated AML, who are ineligible for induction chemotherapy.

•

In higher-risk MDS, the overall response rate, or ORR, was 92%, with 12 patients (50%) achieving a complete response, or CR, eight patients (33%) achieving a marrow CR and two patients (8%) achieving hematologic improvement. Additionally, two patients (8%) achieved stable disease.

•

In untreated AML, the ORR was 64%, with nine patients (41%) achieving a CR, three patients (14%) achieving a CR with complete blood count recovery, or CRi, and one patient (5%) achieving a morphologic leukemia-free state, or MLFS. Additionally, seven patients (32%) achieved stable disease, or SD, and one patient (5%) had progressive disease.

•	The median time to response among MDS and AML patients treated with the combination was 1.9 months.
•

No median duration of response or overall survival has been reached for either MDS or AML patients, with a median follow-up of 6.4 months (range 2.0 to 14.4 months) for MDS and 8.8 months (range 1.9 to 16.9 months) for AML.

Mutational analyses are ongoing to correlate subgroups with response. Seven of nine (78%) evaluable TP53 mutant AML patients achieved an objective response, with 44% achieving CR and 33% achieving CRi. TP53 mutations are often associated with a poor prognosis and patients with TP53 mutant disease are refractory to existing therapies. In AML patients who achieved an objective response, a significant increase in CD4 and CD8 T cell infiltration was observed in the bone marrow while on therapy, demonstrating that magrolimab and azacitidine can induce an adaptive T cell response.

As of the data cutoff, the combination of magrolimab and azacitidine was well-tolerated, with no evidence of increased toxicities compared to azacitidine alone. Adverse events (AEs) were consistent with prior clinical experience. No deaths were observed in the first 60 days on combination treatment and only one patient out of 62 (1.6%) discontinued treatment due to a treatment-related AE.

We achieved alignment with the U.S. Food and Drug Administration, or the FDA, on the final design of our potentially registration-enabling clinical development program for magrolimab in higher-risk MDS. In December 2019, the FDA granted Orphan Drug designation to magrolimab for the treatment of MDS. Based on recent interactions under a Special Protocol Assessment, or SPA, we now plan to continue enrolling patients in our ongoing Phase 1b clinical trial with an amended protocol, and to initiate a Phase 3 randomized control trial, or RCT, ENHANCE, to evaluate the combination of magrolimab and azacitidine compared to azacitidine alone in the second quarter of 2020. This approach provides two distinct opportunities to achieve an accelerated approval, with a potential Biologic License Application, or BLA, submission expected as early as the fourth quarter of 2021.

We have amended the protocol for our ongoing Phase 1b clinical trial to evaluate dosing every two weeks, and remain on track to complete enrollment of approximately 90 patients in the third quarter of 2020. ENHANCE, which will initiate in the second quarter of 2020, will enroll approximately 180 patients, randomized 1:1 to receive magrolimab and azacitidine or azacitidine alone. We expect to present updated data from our ongoing Phase 1b clinical trial in mid-2020. For both studies, the primary endpoint will be CR rate and duration of response, and either study could serve as the basis for an accelerated approval. ENHANCE will have an adaptive design, such that it can be extended to include additional patients evaluated for a longer period of time for overall survival benefit in support of a potential full approval based on maturing data in the ongoing Phase 1b trial. Additionally, given the decision to design ENHANCE as an RCT with standard, well-validated endpoints, the SPA process is no longer required.

We plan to continue to enroll additional patients with TP53 mutant disease in the ongoing Phase 1b clinical trial, with potential future regulatory interactions to be considered pending analysis of the maturing data. Updated data from our Phase 1b clinical trial will be presented in mid-2020.

Also at the 61st ASH annual meeting, we presented in a poster session preclinical proof-of-concept data for our novel all antibody conditioning regimen, comprised of FSI-174, its anti-cKIT antibody, and magrolimab, its anti-CD47 antibody. Preclinical studies in a non-human primate model showed that the combination of FSI-174 and magrolimab significantly depleted hematopoietic stem cells from the bone marrow, with no dose limiting toxicities.

Our novel all antibody condition regimen seeks to address the limitations of current stem cell transplantation, or SCT, conditioning regimens, which utilize chemotherapy and/or radiation to kill HSCs and make space for transplanted cells. These regimens are highly toxic, induce immune suppression and may require hospitalization. Numerous comorbidities are often observed, including severe infections, impaired brain development, infertility, endocrine dysfunction, secondary malignancies and organ damage. As a result, many patients are ineligible for, or choose not to undergo, SCT.

In the preclinical data presented at ASH, FSI-174 demonstrated binding affinity to both human and NHP cKIT receptors, and induced phagocytosis as well as antibody-dependent cell-mediated cytotoxicity in a dose-dependent manner. Additionally, FSI-174 was well-tolerated when administered to NHPs as a single agent, with no dose-limiting toxicities. The no-observed-adverse-effect level was established at 50 mg/kg, the highest dose tested.

When administered together, FSI-174 and magrolimab demonstrated a synergistic benefit, promoting the highest level of phagocytosis of cKIT expressing target cells and inducing significant HSC depletion nine days after infusion compared to placebo. As expected, there were no changes in blood cell counts over the course of the study, with no cytopenias observed with either monotherapy or combination treatment. These pharmacodynamic and NHP data demonstrate the specificity and safety of FSI-174 and magrolimab, and reveal a window for SCT where the cKIT antibody is washed out, but the depletion of HSCs is sustained long enough to enable the transplantation of donor HSCs.

We believe that a safe, well-tolerated conditioning regimen may substantially broaden the population eligible for SCT, potentially expanding its use for a wide range of genetic blood disorders, as well as for autoimmune diseases, leukemias and lymphomas.

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

In March 2020, we announced a research collaboration with Rocket Pharmaceuticals to pursue clinical proof-of-concept for Forty Seven’s novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with Rocket’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy, RP-L102. The initial collaboration will evaluate this treatment regimen in Fanconi Anemia (FA), a genetic disease that affects patients’ capacity to produce blood cells and is associated with an increased risk of leukemia and other neoplasms. RP-L102, Rocket’s gene therapy approach for FA, involves treatment with patients’ own gene-corrected blood forming stem cells (hematopoietic stem cells, or HSCs).

Our Development Pipeline

We are conducting clinical trials using magrolimab as monotherapy and in combination with other approved cancer therapies in a wide variety of tumors, including both solid and hematological cancers. Our clinical trials are investigating multiple types of CD47 combination therapies: magrolimab with chemotherapeutic agents, magrolimab with tumor targeting antibodies and magrolimab with T cell checkpoint inhibitors, in a wide variety of tumors, including both solid and hematological cancers. We have treated over 400 patients across programs with magrolimab both as a monotherapy and in combination with chemotherapy and cytotoxics like azacitidine, tumor targeting antibodies such as rituximab and cetuximab, and checkpoint inhibitors. While the primary goal of our trials has been to demonstrate safety, we have also observed early signs of clinical activity in multiple tumor types. These signs include patients with partial and complete responses, as well as patients with “stable disease.” We use standard clinical assessment criteria to evaluate the growth or reduction in existing tumor size, within set parameters, as well as growth of new tumors and metabolic activity. Broadly stated, “stable disease” indicates a growth or reduction in tumor size that is insufficient to meet the definitions of either progressive disease or partial or complete response. In contrast, patients with partial or complete responses have substantial reductions in tumor size.

Additional Pipeline Programs

Forty Seven is developing a broad pipeline of additional programs, which take advantage of the CD47/SIRPα pathway as a rich target for engaging macrophages. FSI-174, an anti-cKIT antibody, is being developed in combination with magrolimab as a novel, all-antibody conditioning regimen to address the limitations of current stem cell transplantation conditioning regimens. FSI-189, an anti-SIRPα antibody, is being developed for the treatment of cancer, as well as certain non-oncology conditions including transplantation conditioning.

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

Recent developments in the field of immuno-oncology have demonstrated that interfering in the PD-L1-based immune suppression system allows the adaptive immune system to attack cancer cells, resulting in significant reduction in tumor burden and increasing overall survival in some cancers. These therapies are generally referred to as checkpoint inhibitors and include both therapies that target PD-1 or PD-L1 such as nivolumab, pembrolizumab, atezolizumab, durvalumab and avelumab as well as therapies such as ipilimumab that target another checkpoint known as CTLA-4. These agents, all of which target the adaptive immune system, have resulted in remarkable efficacy in some patients and, as of March 2020, were the focus of 1,701 active clinical trials.

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

The Role of CD47 in the Treatment of Cancer

There are two opposing mechanisms that macrophages rely on to determine whether to attack a cell: one set of markers found on some cells, including bound IgG and calreticulin, triggers an “eat me” signal; the other, centered around CD47, found on both healthy cells as well as many cancer cells, sends a “don’t eat me” signal. This “don’t eat me” signal is essential to prevent macrophages from attacking. Macrophages recognize CD47 through a receptor, SIRPα, that can specifically bind to CD47. Binding of SIRPα receptors on macrophages to CD47 on cancer cells prevents macrophages from attacking and digesting these cancer cells. Macrophages only remove cells whose balance of “eat me” signals outweigh the CD47 “don’t eat me” signals.

Nearly all types of tumors overexpress CD47 as a way to avoid the innate immune system. Sending this “don’t eat me” signal prevents the initial attack by macrophages and other phagocytic cells. Because these cancer cells are not digested, the macrophages cannot present components of the cancer cells to the adaptive immune system thereby preventing the activation of T cells that could specifically target them. Expression of CD47 by cancer cells can thus render these cells invisible to innate immune recognition. Interfering with CD47 binding to SIRPα has the potential to activate an immune response to cancer cells that is upstream of current checkpoint inhibitors that target PD-1/PD-L1 or CTLA-4. As shown in the following figure the overexpression of CD47 in many types of cancer has been demonstrated by a variety of scientific techniques.

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

Magrolimab Monotherapy

In our monotherapy trials, magrolimab treatment demonstrated biological responses including a confirmed objective response and multiple cases of stable disease in Phase 1 patients with refractory AML, as of October 2019. In biologic responders, defined as a reduction in bone marrow blasts, we confirmed the presence of macrophages in tumor tissues and we observed that other components of the immune system, including T cells, had been recruited.

We also investigated magrolimab as a monotherapy in ovarian cancer and other solid tumors. In a Phase 1 trial of magrolimab, we observed confirmed partial responses in 2 out of 21 evaluable patients in a cohort with ovarian cancer receiving either 20 mg/kg or higher doses of magrolimab, as of April 2018. Both were heavily pre-treated patients failing seven or more previous treatment regimens. One of these patients had a durable partial response of more than six months in duration. We believe the signals from these monotherapy trials have been encouraging. However, we have determined that the limited responses in these late stage patients are not adequate for us to initiate a trial of magrolimab as a single agent aimed at supporting registration by the U.S. Food and Drug Administration, or FDA, and we are now focused on combination approaches that have a strong scientific rationale and that are backed by preclinical data.

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

In early December 2019, we presented updated clinical data from our ongoing trial evaluating magrolimab in combination with azacitidine for the treatment of MDS and AML in an oral presentation at the 61 st  American Society of Hematology, or ASH, Annual Meeting. The new results showed that the combination of magrolimab and azacitidine is highly active and well-tolerated in patients with MDS and AML.

Our Phase 1b trial is designed to evaluate magrolimab in combination with azacitidine in untreated patients with higher risk MDS and untreated patients with AML, who are ineligible for induction chemotherapy. All patients received a 1 mg/kg priming dose of magrolimab, coupled with intrapatient dose escalation, to mitigate on-target anemia. Patients were then treated with full doses of azacitidine and a magrolimab maintenance dose of 30 mg/kg once weekly.

As of the data cutoff of November 18, 2019, 62 patients had been treated with the combination in the Phase 1b portion of the trial, including 35 patients with MDS and 27 patients with AML.

As of the data cutoff, 46 patients were evaluable for response assessment, including 24 patients with untreated higher-risk MDS and 22 patients with untreated AML, who are ineligible for induction chemotherapy.

•

In higher-risk MDS, the overall response rate, or ORR, was 92%, with 12 patients (50%) achieving a complete response, or CR, eight patients (33%) achieving a marrow CR and two patients (8%) achieving hematologic improvement. Additionally, two patients (8%) achieved stable disease.

•

In untreated AML, the ORR was 64%, with nine patients (41%) achieving a CR, three patients (14%) achieving a CR with complete blood count recovery, or CRi, and one patient (5%) achieving a morphologic leukemia-free state, or MLFS. Additionally, seven patients (32%) achieved stable disease, or SD, and one patient (5%) had progressive disease.

•	The median time to response among MDS and AML patients treated with the combination was 1.9 months.

•

No median duration of response or overall survival has been reached for either MDS or AML patients, with a median follow-up of 6.4 months (range 2.0 to 14.4 months) for MDS and 8.8 months (range 1.9 to 16.9 months) for AML

Mutational analyses are ongoing to correlate subgroups with response. Seven of nine (78%) evaluable TP53 mutant AML patients achieved an objective response, with 44% achieving CR and 33% achieving CRi. TP53 mutations are often associated with a poor prognosis and patients with TP53 mutant disease are refractory to existing therapies. In AML patients who achieved an objective response, a significant increase in CD4 and CD8 T cell infiltration was observed in the bone marrow while on therapy, demonstrating that magrolimab and azacitidine can induce an adaptive T cell response.

As of the data cutoff, the combination of magrolimab and azacitidine was well-tolerated, with no evidence of increased toxicities compared to azacitidine alone. Adverse events, or AEs, were consistent with prior clinical experience. No deaths were observed in the first 60 days on combination treatment and only one patient out of 62 (1.6%) discontinued treatment due to a treatment-related AE.

Based on our application summarizing the early MDS/AML trial data, the FDA granted Fast Track designations to magrolimab for the treatment of both MDS and AML Based on the encouraging early clinical data and feedback from a Type A meeting with the FDA, we believe a single-arm trial design may be sufficient to support the approval of magrolimab in combination with azacitidine for the treatment of naïve (1st line) intermediate to very high risk MDS patients.

We plan to expand our current Phase 1b trial, with weekly 30 mg/kg dosing for the first eight weeks and biweekly dosing beginning in week nine, to accrue a total of 91 patients.  We anticipate completing enrollment of this trial in the third quarter of 2020.  In addition, we plan to initiate a second trial of magrolimab plus azacitidine in untreated intermediate to very high risk MDS patients.  This Phase 3 randomized study “ENHANCE” plans to accrue a total of 180 patients to support potential full U.S. and ex-U.S. approval. Dosing in this trial will be weekly 30 mg/kg dosing for the first eight weeks and biweekly dosing beginning in week nine.  The primary endpoints of the study are expected to be complete response rate and durability of response.  This trial is expected to begin enrollment in the first half of 2020.  Based on ongoing data from the Phase 1b trial , we intend to evaluate and determine whether to file for Breakthrough Therapy Designation.  Based on chemistry manufacturing controls, or CMC, and BLA enabling studies, the earliest we expect we can submit our BLA will be in the fourth quarter of 2021.

We are also exploring a combination of azacitidine with magrolimab in untreated AML patients with TP53 mutations.  As of November 2019, in our Phase 1b trial of magrolimab with azacitidine in untreated AML patients with a TP53 mutation, 9 patients had been evaluated and 7 (78%) have had an objective response during the study.  In 4 (44%) of these patients, we observed a complete response.

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

We are conducting a Phase 1b/2 combination trial using magrolimab and rituximab in patients with relapsed and refractory NHL. As of May 2019, 97 patients with refractory NHL were evaluable for response assessment including 59 patients with diffuse large B cell lymphoma, or DLBCL, 35 patients with follicular lymphoma, or FL, and 3 patients with marginal zone lymphoma.  In the 97 patients in Phase 1b/2, 44 (45%) have had an objective response during the dose finding study of magrolimab in combination with rituximab. In 18 (19%) of these patients, we observed a complete response, an uncommon therapeutic finding for such a heavily pre-treated population.   In the same study as of May 2019, out of 59 DLBCL patients in Phase 1b/2, 21 (36%) had an objective response and 9 (15%) had a complete response.

In November 2018, the Phase 1b NHL findings were published in the New England Journal of Medicine. Based on our application summarizing the early NHL trial data, in April 2018, the FDA granted Fast Track designations to magrolimab for the treatment of relapsed and/or refractory DLBCL.

Based on feedback from a Type C meeting with the FDA in May 2019, we believe a single-arm trial design may be sufficient to support the approval of magrolimab plus rituximab in heavily pretreated relapsed or refractory DLBCL patients, defined as ≥ 2 prior lines of therapy.

We plan to initiate a potential registrational trial of magrolimab plus rituximab in DLBCL in the first half of 2020, and to report interim efficacy data by the fourth quarter of 2020. We anticipate this trial will enroll approximately 100 patients with advanced forms of DLBCL using refined patient eligibility criteria based on our Phase 1 and 2 trials. The dosing regimen for the trial is anticipated to be 30 mg/kg for the first eight weeks and biweekly dosing beginning in week nine. The primary endpoints of the study are expected to be objective response rate, including both complete and partial responses, and durability of response. The anticipated efficacy follow up in this trial will be six months. In parallel with the foregoing, we continue to evaluate biomarkers for potential predictive value, which could enable advancement into earlier lines of treatment.

We have also evaluated opportunities to advance magrolimab in combination with rituximab for patients with indolent lymphoma.  As of May 2019, 38 patients with indolent lymphoma had been evaluated in Phase 1b/2 and 23 (61%) had an objective response during the dose finding study of magrolimab in combination with rituximab. In 9 (24%) of these patients, we observed a complete response.  Based on our application summarizing the early indolent lymphoma data, in April 2018, the FDA granted Fast Track designations to magrolimab for the treatment of relapsed and/or refractory FL.

In addition, we are evaluating magrolimab with other combinations in DLBCL. In February 2019, we dosed our first patient in an expansion cohort of our magrolimab 003 NHL Phase 1 trial with a combination of magrolimab plus rituximab with gemcitabine and oxaliplatin. We anticipate enrolling up to 26 patients into this cohort. We anticipate sharing data from this cohort in the second half of 2020.

In May 2019, we announced a clinical trial collaboration with Acerta Pharma, AstraZeneca’s hematology research and development center of excellence, to evaluate the triple combination of magrolimab and rituximab with CALQUENCE (acalabrutinib), an inhibitor of Bruton Tyrosine Kinase, in patients with DLBCL. We will supply magrolimab and Acerta will conduct the study.

We are conducting a Phase 1b/2 trial of magrolimab with cetuximab in patients with CRC to evaluate the safety and efficacy of this combination therapy. As of November 2019, 30 KRASwt (wild type) CRC patients have been evaluated and 2 (6.7%) have had an objective response.  In addition, 40 KRASm (mutant) patients have been evaluated with 0 objective response but 45% had stable disease.  While our data did not support a registrational approach, it has informed us about important translational elements for our future study considerations.

Magrolimab Combinations with Checkpoint Inhibitors

We believe there is a strong rationale to combine magrolimab and T cell checkpoint inhibitors and we have combination clinical trials in both solid and hematological tumors. Magrolimab induces a potent anti-tumor T cell response by enabling macrophages to ingest cancer cells and present antigens derived from these cancer cells to T cells. Thus, we believe the combination of a T cell checkpoint inhibitor with magrolimab is likely to further enhance an anti-tumor T cell response and to further mobilize both the innate and adaptive immune systems to eliminate cancer.

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

In January 2020, we announced results from our Phase 1b combination study of magrolimab with avelumab in ovarian cancer patients.  As of November 2019, 24 ovarian cancer patients have been evaluated and 0 have had an objective response although 10 (42%) had stable disease.  While our data did not support a registrational approach, it has informed us about important translational elements for our future study considerations.

Key Clinical and Regulatory Events Expected in 2020

We expect to provide updates from our ongoing clinical trials at major medical meetings throughout the year. We have submitted an investigational new drug, or IND, application for FSI-174 to the FDA and had planned on initiating our Phase 1 clinical trial of FSI-174 in healthy volunteers in the first quarter of 2020. However, this timeline has been delayed due to the widespread impact of the coronavirus disease (COVID-19) pandemic. We will continue to evaluate the impact of the COVID-19 pandemic and expect to re-evaluate the timing of potential trial initiation in the second quarter of 2020. Similarly, we plan to submit an IND application for FSI-189 to the FDA during the first quarter of 2020 and we plan to initiate a Phase 1 clinical trial of FSI-189 in the second quarter of 2020, subject to any further delays or impact on our clinical trial programs due to the COVID-19 pandemic.

We also expect to initiate a single-arm, registration-enabling trial evaluating the combination of magrolimab and rituximab DLBCL patients who have failed at least two prior lines of therapy in the second quarter of 2020.  MDS/AML and DLBCL will be the focus for our current development efforts going forward. We do not expect to continue or expand our trials in colorectal and ovarian cancer.

License and Collaboration Agreements

Exclusive (Equity) Agreement with The Board of Trustees of the Leland Stanford Junior University

In November 2015, we entered into a license agreement with Stanford under which we obtained a worldwide, royalty-bearing, sublicenseable license under certain patents, know-how and other intellectual property, including rights associated with the composition of matter of magrolimab, to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. The license granted to us in the agreement is exclusive, subject to certain pre-existing non-exclusive or exclusive rights that Stanford granted to third parties with respect to certain categories of the licensed patents in certain fields of use and retained rights by Stanford and all other non-profit institutions to use and practice the licensed patents and technology for internal research and other non-profit purposes.

In consideration for the rights granted to us under the agreement, we paid Stanford non-refundable license fees totaling $200,000, reimbursed Stanford for past patent expenses totaling approximately $933,000 and in November 2016 we issued to Stanford 1,000,160 shares of our common stock. In addition, we are obligated to pay Stanford ongoing patent expenses and an annual license maintenance fee ranging from $20,000 to $70,000, depending on the year, which will be creditable against any royalties payable to Stanford in any such year following the first commercial sale of licensed products under the agreement. We are required to make milestone payments up to $5.6 million in respect of the first three licensed products that successfully satisfy certain clinical and regulatory milestones in the United States, major European countries and Japan. The first clinical milestone payment of $75,000 was paid to Stanford in February 2018, recognizing the initiation of the Phase 2 trial of magrolimab in NHL. We also agreed to pay Stanford tiered royalties on a specified percentage of net sales made by us, our affiliates and our sublicensees of licensed products at rates ranging from a low-to-high single digit percentage, subject to certain reductions and offsets, with the royalty rate on magrolimab reaching a high single digit percentage when its net sales exceed $3 billion. To the extent we enter into any sublicensing agreements granting rights to any of the licensed patents to a third party, other than the right to make, have made, use or sell licensed products on behalf of us or our affiliates, we will be required to pay Stanford a low-to-mid double digit percentage of all non-royalty income received from such sublicensees, which decreases based on our level of investment in the licensed products or licensed services and their stage of development. Our license, on a product-by-product and country-by country basis, shall become royalty-free and fully paid-up upon the later of (i) the date on which the last valid claim included in the licensed patents expires and (ii) the ten year anniversary of the first commercial sale of the licensed product.

We are obligated to use commercially reasonable efforts to commercialize the inventions covered by the licensed patent rights. We are also required to achieve certain specified milestones by specified times, provided that an extension of such timelines can be obtained upon mutual agreement by the parties.

Stanford retains sole responsibility for the prosecution and maintenance of certain patents relating to SIRPα, upon consultation with us. We are responsible for the prosecution and maintenance of the other licensed patents, at our expense and using commercially reasonable efforts, but Stanford retains final approval of such matters. Except for the patents prosecuted and maintained by Stanford, we have the first right to enforce the licensed patents, at our expense.

We may terminate the license at any time for any reason with at least 30 days’ written notice to Stanford. Stanford may terminate the license if we enter into an insolvency-related event or in the event of our material breach of the agreement or other specified obligations therein, in each case, that remains uncured for 30 days after the date that we are provided with written notice of such breach by Stanford. In addition, if we fail to achieve any specified diligence milestone by the specified time, Stanford has the right to terminate our license solely with respect to the applicable licensed products for which the milestone was not achieved, which could include magrolimab. Our obligations to pay royalties that are accrued or accruable will survive any termination.

Clinical Trial Collaboration and Supply Agreement with Merck KGaA

In January 2018, we entered into a clinical trial collaboration agreement with Ares Trading S.A., a subsidiary of Merck KGaA, to evaluate the safety, tolerability and clinical activity of magrolimab combined with Merck KGaA’s cancer immunotherapy, avelumab, a fully humanized monoclonal antibody targeting PD-L1, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, we will act as the sponsor of the study and will hold the regulatory filings relating to the study. We will supply magrolimab and Merck KGaA will supply avelumab for the study, and we and Merck KGaA will jointly pay for the cost of the study. We will conduct the study under the supervision of a joint combination study committee comprised of an equal number of representatives from each of Merck KGaA and us.

Under the terms of the agreement, we own the rights to any inventions or discoveries arising from the study that relate solely to magrolimab. Merck KGaA owns the rights to any inventions or discoveries arising from the study that relate solely to avelumab. Both parties will jointly own the rights to inventions or discoveries relating to magrolimab and avelumab in combination. Each party has the sole right to prosecute and maintain patents relating to its solely owned inventions or discoveries, and we will be primarily responsible for, upon consultation with Merck KGaA, the prosecution, maintenance and defense of patents relating to jointly owned inventions or discoveries. We and Merck KGaA each have the first right to initiate legal action to enforce patents relating to jointly owned discoveries where the alleged infringement or misappropriation results from the development or sale of magrolimab or avelumab, respectively.

During the course of the agreement and for 90 days after our delivery of the final clinical study report to Merck KGaA, we agreed to work exclusively with Merck KGaA for any trials testing magrolimab in combination with an anti-PD-1 or anti-PD-L1 antibody in the specific field of ovarian cancer. In addition we have an option to initiate an additional study under the agreement to evaluate magrolimab and avelumab in combination in patients with a different cancer indication or another indication that may be agreed by the parties, which Merck may elect to co-fund at its discretion.

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

Master Combination Study Agreement with Genentech, Inc.

In November 2017, we entered into a master clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and clinical activity of magrolimab combined with Genentech’s cancer immunotherapy, atezolizumab, a fully humanized monoclonal antibody targeting PD-L1, in two separate Phase 1b clinical trials (in patients with bladder cancer and AML, respectively). Pursuant to the agreement, we will supply magrolimab for the studies and will partially reimburse Genentech for its costs in connection with the bladder cancer study, and Genentech will supply atezolizumab for the studies and be solely responsible for all of its costs in connection with the AML study. Genentech will conduct the studies under the supervision of a joint development committee comprised of representatives of both parties.

Under the terms of the agreement, we own the rights to any inventions or discoveries arising from the study that relate solely to magrolimab. Genentech owns the rights to any inventions or discoveries arising from the study that relate solely to atezolizumab. Both parties will jointly own the rights to inventions or discoveries relating to magrolimab and atezolizumab in combination, without the right to assign or license any patents that relate to such jointly owned rights to third parties unless necessary for the research, development or commercialization of products utilizing the combination of magrolimab and atezolizumab. Additionally, each party grants the other a non-exclusive, worldwide, fully-paid, perpetual, sublicenseable license to research, develop and commercialize combinations of magrolimab and atezolizumab. Genentech does not receive any rights from us to research, develop or commercialize magrolimab except in combination with atezolizumab and we do not receive any rights from Genentech to research, develop or commercialize atezolizumab except in combination with magrolimab. Each party has the sole right to prosecute, maintain and enforce patents relating to its solely owned inventions or discoveries, and we and Genentech shall jointly prosecute, maintain and enforce patents relating to jointly owned inventions or discoveries.

As part of the agreement, we agreed to notify Genentech if we intend to commence discussions with a third party regarding an agreement to commercialize magrolimab in combination with a PD-L1 or PD-1 antagonist. Following such notice, we may not execute any such agreement until the earlier of 30 days following the date of such notice and Genentech’s written confirmation that it does not intend to discuss with us a similar commercial arrangement.

The agreement shall expire after the later of (i) five years after its effective date and (ii) the expiration, termination or completion of all studies being performed under the agreement. We and Genentech each have the right to terminate the agreement in the event of a material breach of the agreement by the other party that remains uncured for 30 days after the date that such party is provided with written notice of such breach. In addition, subject to certain discussion obligations and limitations, each party may suspend or terminate a study under the agreement if, based on its review of the study data and other related information, such party determines that the study presents a safety risk or if an applicable regulatory authority withdraws authorization to conduct such study or takes any action that prevents the supply of magrolimab or atezolizumab for use in the study.

Clinical Trial Collaboration and Supply Agreement with Eli Lilly and Company

In August 2016, we entered into a clinical trial collaboration agreement with Eli Lilly and Company and its subsidiary ImClone LLC, collectively Lilly, to evaluate the safety, tolerability and clinical activity of magrolimab combined with Lilly’s cancer immunotherapy, cetuximab, a chimeric monoclonal antibody targeting the epidermal growth factor receptor, in a Phase 1b/2 clinical trial in patients with solid tumors and CRC. Pursuant to the agreement, we will act as the sponsor of the study and will hold the applicable regulatory filings relating to the study. Lilly will supply cetuximab for the study at no cost to us, and we will supply magrolimab and bear all other costs of the study.

Under the terms of the agreement, we own the rights to any inventions or discoveries arising from the study that relate solely to magrolimab. Lilly owns the rights to any inventions or discoveries arising from the study that relate solely to cetuximab. Both parties will jointly own the rights to inventions or discoveries relating to magrolimab and cetuximab in combination. Pursuant to the agreement, the prosecution, maintenance and defense of patents relating to jointly owned inventions or discoveries will be managed jointly by the parties. Each party has the first right to initiate legal action to enforce patents relating to jointly owned discoveries depending on whether the alleged infringement or misappropriation results from the development or sale of a biosimilar or interchangeable version of magrolimab, in which case we will have the first right, or cetuximab, in which case Lilly will have the first right. Each party has the sole right to prosecute, maintain and enforce patents relating to its solely owned inventions or discoveries.

Unless earlier terminated, the agreement will expire after each party completes all of its obligations under the agreement. Each party may terminate the agreement for an uncured material breach by the other party, for certain violations of anti-corruption and other applicable laws by the other party, if such party determines in good faith that the continuation of the study presents an unreasonable safety risk to patients, or if an applicable regulatory authority takes any action that prevents the supply of its respective compound for use in the study. In addition, we can terminate the agreement if we discontinue the development of magrolimab, and Lilly can terminate the agreement if cetuximab is no longer commercially available.

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

In September 2019, we entered into a research collaboration with bluebird bio, Inc., or bluebird, to pursue clinical proof-of-concept for our novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with bluebird’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy platform. This collaboration will focus initially on diseases that have the potential to be corrected with transplantation of autologous gene-modified blood-forming stem cells.

Rocket Pharmaceuticals Research Collaboration Agreement

In March 2020, we announced a research collaboration with Rocket Pharmaceuticals to pursue clinical proof-of-concept for Forty Seven’s novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with Rocket’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy, RP-L102. The initial collaboration will evaluate this treatment regimen in Fanconi Anemia (FA), a genetic disease that affects patients’ capacity to produce blood cells and is associated with an increased risk of leukemia and other neoplasms. RP-L102, Rocket’s gene therapy approach for FA, involves treatment with patients’ own gene-corrected blood forming stem cells (hematopoietic stem cells, or HSCs).

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in the United States and European Union to commercialize our development programs focused on MDS, AML and NHL, where we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our product, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our drug candidates.

Manufacturing and Supply

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third party contract manufacturing organizations, or CMOs, including Lonza and Northway BiotechPharma, or BTPH, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current cGMPs and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We have engaged Lonza to manufacture magrolimab for preclinical and clinical use. Additional CMOs are used to label, package and distribute magrolimab for preclinical and clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have any long-term commercial supply arrangements in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

In August 2016 and December 2017, we entered into development and manufacturing agreements with Lonza relating to the manufacturing of magrolimab-related products and preclinical testing. The August 2016 agreement was amended in November 2017 to provide for the manufacturing of our other preclinical program related products. In July 2018, we entered into development and manufacturing agreements with BTPH relating to the manufacturing of FSI-174 related products and preclinical testing. For additional details, please see “Management Discussion and Analysis—Contractual Obligations and Commitments” section.

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

The key competitive factors affecting the success of magrolimab, if approved, are likely to be its efficacy, safety, convenience, pricing and durability.

We are aware that Celgene Corporation, Trillium Therapeutics, ALX Oncology, Arch Oncology, Surface Oncology, Novimmune, OSE Immunotherapeutics, Innovent, I-MAB BIOPHARMA, Aurigene Discovery Technologies and others are developing drugs targeting the CD47 pathway that may have utility for the treatment of indications that we are targeting.  We are also aware of competing cKIT antibodies being developed for conditioning treatments prior to transplantation by Magenta, Jasper and Amgen/Stanford.

As noted above, there are existing treatment alternatives in each of the indications we are targeting, and we will face competition from the incumbent drug therapies in each of those markets.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient, less expensive or with a more favorable label than magrolimab or any other drug that we may develop. Our competitors also may obtain FDA or other regulatory approvals for their drugs more rapidly than we may obtain approval for our drug, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors will also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

As of December 31, 2019, we own seven pending U.S. provisional patent applications, three pending PCT applications, 8 pending U.S. utility patent applications and 15 pending foreign patent applications.  Our portfolio of licensed patents, which we license from Stanford, includes approximately 222 issued patents (36 of which are in the United States) and approximately 120 pending patent applications (about 20 of which are in the United States). These licensed patents are expected to expire between 2029 and 2034 excluding any extension of patent term that may be available. For more information regarding our license agreement with Stanford, please see “Business—License and Collaboration Agreements.”

Our patent portfolio licensed from Stanford contains patent families directed to the magrolimab composition of matter and methods of using magrolimab as a monotherapy and in combination with certain other therapeutic compounds, which are comprised of 11 U.S. issued patents, four U.S. patent applications and two granted European patents which have each been validated as national patents in 12 different European countries. These patents are subject to retained rights by Stanford to allow academic and non-profit research institutions to practice the licensed technology and patents for non-commercial purposes. In addition, some of these patents are subject to certain pre-existing non-exclusive rights that Stanford has granted to two third parties. In particular, a non-exclusive license to certain patents was granted to a third party in the field of research product sales and diagnostics for use in a flow cytometry platform. Another non-exclusive license to certain patents was granted to a different third party for the use of certain SIRPα proteins, SIRPα fragments and SIRPα fusion proteins as therapeutic agents for use in the therapeutics field. For clarity, we believe that these pre-existing non-exclusive licenses do not relate to magrolimab or our other product candidates or their use in the therapeutic field. These patents are expected to expire between 2029 and 2034 excluding any extension of patent term that may be available.

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

We have also obtained a sublicense to a family of patent and patent applications owned by Stichting Sanquin Bloedvoorziening, or SSB, and licensed to Synthon Biopharmaceuticals B. V., or Synthon, that encompass certain combination therapies for the treatment of cancer using anti-CD47 antibodies. This family of U.S. and foreign patents includes U.S. Patent No. 9,352,037, or the U.S. ‘037 Patent, the related European Patent No. EP 2 282 772, or the EP ’772 Patent, and its UK counterpart EP (UK) 2 282 772, or the UK ’772 Patent. These patents relate to the treatment of cancer with an anti-CD47 antibody or an anti-SIRPα antibody in combination with certain other antibodies, including rituximab or cetuximab.

We are aware of an opposition filed by different third parties against European patent number EP 2 242 512, or the EP ’512 Patent, a European patent that we exclusively in-licensed from Stanford. The EPO opposition proceeding may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The independent claims of EP ’512 patent was maintained in the EPO Opposition Division on November 15, 2018. The opponents have appealed the EPO Opposition Division decision to the Technical Boards of Appeal at the EPO. The outcome at the Technical Boards of Appeal cannot be predicted.  In addition, one or more of the third parties that have filed oppositions against the EP ’512 Patent or other third parties may file future oppositions or other challenges, in Europe or other jurisdictions, against other patents that we in-license or own.

We are also aware of an opposition filed by different third parties against European patent number EP 208,864 or the EP 864 patent, another European patent that we exclusively in-licensed from Stanford. The EPO opposition proceeding may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The claims of EP ’864 patent were maintained in the EPO Opposition Division on November 6, 2019. The opponents may appeal the EPO Opposition Division decision to the Technical Boards of Appeal at the EPO. The outcome at the Technical Boards of Appeal cannot be predicted.  In addition, one or more of the third parties that have filed oppositions against the EP ’864 Patent or other third parties may file future oppositions or other challenges, in Europe or other jurisdictions, against other patents that we in-license or own.

In addition, oppositions have been filed against European patent numbers EP 3 056 514, EP 3 056, 515 and EP 2 970,493 (the “EP 514 patent”, “EP 515 patent” and the “EP 493 patent”), all exclusively licensed from Stanford.   These EPO opposition proceeding also involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims.  In addition, one or more of the third parties that have filed oppositions against the EP ’512 Patent or other third parties may file future oppositions or other challenges, in Europe or other jurisdictions, against other patents that we in-license or own.    The loss of priority for, or the loss of, the EP ’512 Patent, the EP 864 patent, the EP 493 patent, the EP 514 patent, the EP 515 patent or our other patents could harm our business, financial condition, results of operations and prospects.

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

The process required by the FDA before a pharmaceutical product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug product for each indication;
•	submission to the FDA of a BLA in the case of a biologic such as magrolimab;
•	satisfactory completion of an FDA advisory committee review, if applicable;
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

In May 2016, the FDA granted orphan drug designation in the United States for magrolimab for the treatment of AML. In December 2019, the FDA granted orphan drug designation in the United States for magrolimab for the treatment of MDS.  We intend to pursue orphan drug designation for magrolimab in additional indications, as well as for potential other future product candidates, in the United States and in the European Union as we deem it appropriate. Even if we obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug or biologic from the competition of different drugs or biologics for the same condition, which could be approved during the exclusivity period.

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

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Coverage and Reimbursement

Sales of our drug candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Non-governmental third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our drug candidates, once approved, and negatively impact our sales, results of operations and financial condition.

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

In November 2015, the EMA granted orphan drug designation in the European Union for magrolimab for the treatment of AML.

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

There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Congress will likely consider other legislation to replace elements of the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2029 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Employees

As of December 31, 2019, we had 68 full-time employees, (i) 51 of whom were primarily engaged in research and development activities and (ii) 23 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Available Information

We were incorporated in the State of Delaware in 2014 as CD47 Sciences, Inc. Our telephone number is +1 (650) 352 4150. Our website address is www.fortyseveninc.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We file or furnish electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.fortyseveninc.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

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

Risks Related to the Merger Agreement

The conditions under the Merger Agreement to Purchaser’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.

Under the terms of the Merger Agreement, the consummation of Purchaser’s pending Offer and subsequent Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the pending Offer and subsequent Merger. These conditions include, among other things, there being validly tendered (and not validly withdrawn), a number of shares of our common stock that, considered together with all other shares of our common stock beneficially owned by Parent or any of its wholly owned subsidiaries (including Purchaser), subject to certain conditions, represent one more than 50% of the sum of (i) the total number of outstanding shares of our common stock at the expiration of the Offer, plus (ii) the total number of shares of our common stock that would be required to be issued upon conversion, settlement, exchange or exercise of all options, warrants, rights or securities vested and outstanding at the expiration of the Offer that are convertible, exchangeable or exercisable into shares of our common stock (whether then outstanding or for which the conversion, settlement, exchange or exercise date has already occurred, but in any event without duplication).  We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the Proposed Transaction does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Proposed Transaction, such delay or failure to complete the Proposed Transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.

While Purchaser’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the pending Offer and subsequent Merger is consummated, the Proposed Transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the pending Offer and subsequent Merger may also divert management’s attention and our resources from ongoing business and operations, and our employees and other key personnel may have uncertainties about the effect of the pending Offer and subsequent Merger, and the uncertainties may impact our ability to retain, recruit, and hire key personnel while the Proposed Transaction is pending or if it fails to close.

The preparations for the consummation of the Proposed Transaction have placed and we expect will continue to place a significant burden on many of our management, employees and on our internal resources. The diversion of management’s attention away from operating the Company in the ordinary course could adversely affect our financial results. Also, if, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. We have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Proposed Transaction. These expenses must be paid regardless of whether the Proposed Transaction is consummated, which may materially and adversely affect our financial condition and results of operations.

Furthermore, we cannot predict how our business partners will view or react to the pending Offer and subsequent Merger upon consummation. If we are unable to reassure our business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires the Company to operate its business and operations in the ordinary course pending consummation of the Merger and also restricts us from taking certain actions without Parent’s prior written consent during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated). For these and other reasons, the pendency of the proposed Merger could adversely affect our business and results of operations.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and for executive officers, employment agreements, retention bonuses and employee benefits following the completion of the pending Offer and subsequent Merger.

Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the Proposed Transaction.

Lawsuits filed, or that may be filed, could delay or prevent our acquisition by Gilead, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially. The outcome of any lawsuit filed or that may be filed challenging the Proposed Transaction is uncertain. One of the conditions to the closing of the Proposed Transaction is that there has not been issued by any court of competent jurisdiction and remains in effect any judgment, temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Proposed Transaction. Accordingly, if any lawsuit (including but not limited to the legal proceedings discussed in this report in Part I, Item 3 — “Legal Proceedings”) is successful in obtaining an order enjoining the Proposed Transaction, then the Proposed Transaction may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers.

In the event that the Proposed Transaction is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the pending Offer and subsequent Merger may not be satisfied, as noted above. If the Proposed Transaction is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Proposed Transaction. For these and other reasons, not consummating the Proposed Transaction could adversely affect our business and results of operations.

Furthermore, if t the pending Offer and subsequent Merger are not consummated, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the Proposed Transaction will be consummated. Further, a failure of the Proposed Transaction may result in negative publicity and a negative impression of us in the investment community, and have a negative impact on our ability to raise additional financing in the future. Finally, any disruptions to our business resulting from the announcement and pendency of the Proposed Transaction, including any adverse changes in our relationships with our business partners and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Proposed Transaction is not completed, in certain circumstances, we could be required to pay a termination fee of $160 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

The following risk factors assume that we remain a stand-alone company except as otherwise noted.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have incurred significant losses since inception and we anticipate that we may continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an immuno-oncology company with a limited operating history. Since inception in 2014, we have not generated any revenue and have incurred significant operating losses. Our net loss was $44.9 million, $70.4 million and $87.6 million for 2017, 2018 and 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $227.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building out our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $329.1 million. In July 2019 and December 2019, we closed underwritten public offerings with net proceeds of approximately $80.5 and $183.6 million, respectively. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments, including the proceeds from the recently completed public offering and the upfront payment from Ono, will enable us to meet our financial needs through the first quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Magrolimab is being developed for use in combination with other drugs, rather than as monotherapy.  Therefore, we depend on the continued availability of those approved drugs.

Our lead development program is magrolimab administered with an approved drug, azacitidine, for the treatment of higher risk MDS.  We therefore depend on the continued availability of azacitidine for completion of our proposed clinical development programs and ultimately, for commercial market acceptance, if approved.

We may seek accelerated approval for some or all of our product candidates from the FDA, however, the FDA may disagree and may require completion of additional clinical trials before considering an NDA for review.

We may seek accelerated approval for magrolimab in combination with azacitidine for the treatment of higher risk MDS.  Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, post-marketing confirmatory trials have been required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of an indication approved under the accelerated approval pathway if, for example:

•

the trial or trials required to verify the predicted clinical benefit of our product candidates fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug;

•	other evidence demonstrates that our product candidates are not shown to be safe or effective under the conditions of use;
•	we fail to conduct any required post-approval trial of our product candidates with due diligence; or
•	we disseminate false or misleading promotional materials relating to the relevant product candidate.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement or failing to agree on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•	delays in opening sites and recruiting suitable patients to participate in our clinical trials;
•	delays in enrollment due to travel or quarantine policies, or other factors, related to COVID-19;
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

Even if the FDA approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of magrolimab, FSI-189, FSI-174 and our other product candidates, if any are approved, will depend on a number of factors, including, among others:

•	the ability of magrolimab and our other product candidates to treat cancer, as compared with other available drugs, treatments or therapies;
•	the prevalence and severity of any adverse side effects associated with magrolimab and our other product candidates;
•	limitations or warnings contained in the labeling approved for magrolimab or our other product candidates by the FDA;
•	availability of alternative treatments;
•	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity for our product candidates and competing products and treatments;
•	pricing and cost effectiveness;
•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness of our product candidates through marketing efforts;
•	our ability to obtain sufficient third-party coverage and adequate reimbursement;
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
•	the likelihood that the FDA may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

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

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution, or testing. We have entered into a development and manufacturing agreement with Lonza, pursuant to which we agreed to purchase magrolimab. Lonza is currently our sole supplier of magrolimab. We have also entered into an agreement with BTPH as our sole supplier for our cKIT antibodies. If Lonza and BTPH are unable to supply us with sufficient clinical and commercial grade quantities of drug substances, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities. See also the risk factor titled “—Our business could be adversely affected by the effects of health epidemics, including the recent COVID‑19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a state executive order and a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.”

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2029 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products.

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

Although we do not currently have any products on the market, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

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

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have licensed a patent estate from The Board of Trustees of the Leland Stanford Junior University, or Stanford. In addition, we have filed our own patent applications and acquired patent applications from BliNK Biomedical SAS. As of December 31, 2019, the only patent applications solely owned by us are provisional patent applications, U.S. and foreign patent applications, and PCT applications.We do not own any issued patents. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to our provisional applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

As of December 31, 2019, we had 68 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•

delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the ongoing COVID-19 pandemic;

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

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID‑19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a state executive order and a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, referred to as the COVID-19 virus, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturers, Lonza and BTPH, are located in Switzerland and Lithuania, respectively. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID‑19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. In March 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on March 17, 2020 and will continue until April 7, 2020, unless further extended. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government.

In response to these public health directives and orders, we have implemented work-from-home policies for certain employees. The effects of the executive order, the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines (for example, our timeline for FSI-174), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of our drug products are located in Europe. For example, any manufacturing supply interruption of magrolimab, which is currently manufactured by Lonza at facilities in Switzerland, or cKIT antibodies for FSI-174, which is currently supplied by BTPH at facilities in Lithuania, could adversely affect our ability to conduct ongoing and future clinical trials of magrolimab and FSI-174.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Our stock price may be volatile. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	changes in the likelihood or timing of the Proposed Transaction with Purchaser being consummated;
•	adverse regulatory decisions;
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
•

stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry, including very recently in connection with the ongoing COVID-19 pandemic which has resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;

•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	proposed changes to healthcare laws in the United States or foreign jurisdictions, or speculation regarding such changes;
•	general political and economic conditions, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

Based upon our common stock outstanding as of December 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a significant amount of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Our headquarters are located at 1490 O’Brien Drive, Suite A, Menlo Park, California 94025 where we occupy approximately 31,000 square feet of office, research and development and laboratory space under a lease that expires in August 2021. We believe that our existing facilities are adequate for our current needs but expect to need additional space to accommodate our anticipated growth. We believe that suitable additional or alternative space would be available as required in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.

We filed a Schedule 14D-9 (Schedule 14D-9) with the SEC on March 10, 2020, relating to the Merger Agreement. On March 16 and 17, 2020, complaints were filed by purported stockholders of our company regarding the Merger. The first complaint, filed on an individual basis by the plaintiff, is captioned Stephen Bushanksy v. Forty Seven, Inc. et al., Case No. 3:20-cv-01853 (N.D. Cal. filed Mar. 16, 2020). The second complaint, filed as a putative class action, is captioned Joseph Post v. Forty Seven, Inc., et al., No. 1:20-cv-00377 (D. Del. filed Mar. 17, 2020) (collectively, the Complaints). The Complaints name as defendants our company and each member of our board of directors. The Post complaint additionally names as defendants Parent and Purchaser. The Complaints allege violations of Section 14(e) of the Exchange Act against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Post complaint additionally alleges a violation of Section 14(d) of the Exchange Act against all defendants and a violation of Section 20(a) of the Exchange Act against Parent and Purchaser. The plaintiffs contend that our Schedule 14D-9 omitted or misrepresented material information regarding the Merger. The Complaints seek (i) injunctive relief preventing the consummation of the

Proposed Transaction; (ii) rescissory damages or rescission in the event the Proposed Transaction is consummated; and (iii) an award of plaintiff’s expenses and attorneys’ fees. The Post complaint additionally seeks dissemination of a recommendation statement that discloses certain information requested by that plaintiff. We believe the claims asserted in the Complaints are without merit.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock commenced trading on The Nasdaq Global Select Market under the symbol “FTSV” on June 28, 2018.

Holders of Record

As of March 16, 2020, there were approximately 47 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Parent’s prior written consent, our ability to pay any dividend on our common stock during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated). We do not intend to declare or pay cash dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage immuno-oncology company focused on developing novel therapies to activate macrophages in the fight against cancer. We founded Forty Seven based on the insight that blocking CD47, a key signaling molecule that is overexpressed on cancer cells, renders tumors susceptible to macrophages. By harnessing macrophages, we believe that our lead product candidate, magrolimab (formerly known as 5F9), can transform the treatment of cancer. Magrolimab has demonstrated promising activity in multiple Phase 1b/2 clinical trials in which we have treated over 400 cancer patients with solid or hematologic tumors. In March 2020, Forty Seven entered into a definitive agreement to be acquired by Gilead Sciences, Inc., which is expected to close during the second quarter of 2020.

We are also preparing to advance two additional investigational compounds into clinical testing. FSI-174, an anti-cKIT antibody, is being developed alone or in combination with magrolimab as a novel, all-antibody conditioning regimen to address the limitations of current stem cell transplantation conditioning regimens. FSI-189, an anti-SIRPα antibody, is being developed for the treatment of cancer, as well as certain non-oncology conditions, including transplantation conditioning.

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

Our company was founded in 2014 by leading scientists at Stanford University who uncovered the fundamental role of CD47 in cancer evasion. Preclinical work performed in the laboratory of our co-founder, Irving L. Weissman, at Stanford University and at Forty Seven demonstrated that:

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

Our lead product candidate, magrolimab, is a humanized IgG4 subclass monoclonal antibody against CD47 that is designed to interfere with recognition of CD47 by the SIRPα receptor on macrophages, thus blocking the “don’t eat me” signal. The design of magrolimab, combined with our proprietary dosing regimen, overcomes the toxicity limitations of previously tested anti-CD47 therapies developed by others. Across all study populations, magrolimab has been well tolerated with no maximum tolerated dose, or MTD, observed in any study despite dosing up to 45 mg/kg. The most common treatment-associated effects observed to date were the expected CD47-mechanism-based effects on red blood cells, which led to a temporary and reversible anemia. Other reported treatment-related adverse events include infusion reactions, headache, fatigue, chills, fever and nausea. The majority of these adverse events were mild to moderate in severity and were generally easily managed. To date, there are no approved therapies that target the CD47 checkpoint of the innate immune system.

The targeting of CD47 to make cancer cells susceptible to macrophages, a component of the innate immune system, is analogous to the approach that has been applied with checkpoint inhibitors and T cells, a component of the adaptive immune system. Since their introduction in 2011, T cell checkpoint inhibitors have become frontline therapies for certain cancers and we estimate that they generated over $22 billion in sales in 2019. Despite the success of T cell checkpoint inhibitors, these therapies have been shown to be effective only in a subset of tumors, highlighting the need for additional therapies. Similar to the way cancer cells overexpress programmed death-ligand 1, or PD-L1, to avoid attack by T cells, cancer cells overexpress CD47 as a way to avoid destruction by macrophages. We believe targeting CD47 represents a compelling and analogous approach.

Since our inception in 2014, we have devoted most of our resources to identifying and developing magrolimab, advancing our preclinical programs, conducting clinical trials and providing general and administrative support for these operations. To date, we have not generated any revenue from product sales. In July 2019, we recognized $15.7 million of license revenue under a license and collaboration arrangement. We have funded our operations to date primarily from the issuance and sales of our capital stock and the receipt of government and private grants and licensing revenue. We are eligible to receive up to $22.4 million in grants from the California Institute for Regenerative Medicine, or CIRM, and the Leukemia and Lymphoma Society, or LLS, of which $17.0 million has been received through December 31, 2019.

We have incurred net losses in each year since inception. Our net losses were $87.6 and $70.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $227.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates through clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company;
•	continue our preclinical programs and clinical development efforts;
•	continue research activities for the discovery of new product candidates; and
•	manufacture supplies for our preclinical studies and clinical trials.

Merger Agreement

On March 1, 2020, we entered into the Merger Agreement with Gilead, pursuant to which we agreed to be acquired by Gilead in an all-cash transaction for an approximate value of $4.9 billion. On March 10, 2020, in accordance with the terms of the Merger Agreement, Purchaser commenced a tender offer, to acquire all of our outstanding shares of common stock, $0.0001 par value per share, at a price of $95.50 per share, to be paid net to the seller in cash, without interest and subject to any required withholding of taxes, upon the terms and conditions described in the Offer. The consummation of Purchaser’s pending Offer is subject to certain conditions, including the tender of shares representing at least one more than 50% of the total number of our shares of common stock outstanding at the time of the expiration of the Offer, the expiration or termination of the waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. The Merger Agreement provides, among other things, that following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the DGCL and other applicable law, Purchaser will merge with and into the Company, the separate existence of Purchaser will cease and the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent. We expect the Merger to close during the second quarter of 2020, subject to the regulatory approvals and other customary closing conditions described above and in the Merger Agreement.

Additional information about the Proposed Transaction is set forth in our filings with the Securities and Exchange Commission, or the SEC.

Components of Results of Operations

License Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. Under the exclusive license and collaboration agreement with Ono Pharmaceutical Co., Ltd., or the Ono Agreement, we have recognized as revenue the upfront nonrefundable payment related to a license grant. Under the Ono Agreement, we are eligible to receive milestone payments.  These milestone payments are fully constrained, and not recognized currently in revenue, due to the uncertainty in achieving the milestones.  We are also eligible to receive royalty payments related to the Ono Agreement which would be recognized as the underlying product sales occur.

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

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of our lead product candidate, magrolimab, as well as other product candidates in preclinical development including FSI-189, an anti-SIRPα antibody, and FSI-174, an anti-cKIT antibody. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred. Research and development grants received during 2019 and 2018 totaled $3.5 million and $7.6 million, respectively. In January 2018, we entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA or Merck. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the year ended December 31, 2019 and 2018, we recognized $1.7 million and $1.2 million, respectively, as a reduction to research and development expenses under this collaboration agreement. We entered into the Ono Agreement in July 2019 and a research collaboration agreement with bluebird bio, Inc., or bluebird in September 2019. Reimbursement under both collaboration agreements is recorded as a reduction to research and development expense. For the year ended December 31, 2019, we recognized $0.9 million and $1.2 million as a reduction to research and development expenses under the Ono Agreement and the bluebird agreement, respectively.

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

Remeasurement Loss on Contingent Repayment Obligation

Under the LLS agreement, as amended, we are required to make contingent milestone payments dependent upon the outcome of our research and development activities. The contingent repayment obligation represents the probability-adjusted and discounted future contingent milestone payments and is subject to remeasurement on a recurring basis at each reporting period. Remeasurement gains or losses arise from the revaluation of our contingent repayment obligation.

Interest and Other Income, Net

Interest and other income, net consists of interest earned on our cash equivalents and short-term investments and foreign currency transaction gains and losses incurred during the period.

Results of Operations

Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Increase/ (Decrease)
	(in thousands)
License revenue	$15,678	$—	$15,678
Operating expenses:
Research and development	83,792	56,673	27,119
General and administrative	20,418	15,432	4,986
Total operating expenses	104,210	72,105	32,105
Loss from operations	(88,532)	(72,105)	(16,427)
Other income (expenses):
Remeasurement loss on contingent repayment obligation	(2,554)	(331)	(2,223)
Interest and other income, net	3,465	2,066	1,399
Net loss	$(87,621)	$(70,370)	$(17,251)

License Revenue

License revenue increased $15.7 million compared to the year ended December 31, 2018. The increase in license revenue was due to the license granted under the Ono Agreement.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated:

	Year Ended December 31,
	2019	2018	Increase/ (Decrease)
	(in thousands)
Product-specific costs:
Magrolimab and other product candidates	$57,617	$40,449	$17,168
Grant funding and cost share reimbursement	(6,864)	(9,179)	2,315
Non product-specific costs:
Stock-based compensation	1,874	1,193	681
Personnel-related	12,303	8,224	4,079
Other preclinical programs	18,249	7,162	11,087
License fees	613	8,824	(8,211)
Total research and development expenses	$83,792	$56,673	$27,119

Research and development expenses increased by $27.1 million, or 48%, to $83.8 million in 2019 from $56.7 million in 2018. The increase was primarily due to a $17.2 million increase in third party costs related to advancing our current clinical programs focused on our lead product candidate, magrolimab, and associated contract manufacturing costs, a $11.1 million increase in our other preclinical and discovery programs costs as we expanded our immuno-oncology efforts, a $4.8 million increase in personnel-related costs, including stock-based compensation, and a $2.3 million increase in expenses related to a decrease in grant funding reimbursement due to decreased funding recognized under the CIRM and LLS grants partially offset by increased cost share reimbursement under the Merck, bluebird and Ono collaboration agreements. These increases were partially offset by a $8.2 million decrease in our license fees primarily due to the upfront license fees related to the BliNK asset purchase and Synthon license agreements recognized in 2018.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million, or 32%, to $20.4 million in 2019 from $15.4 million in 2018. The increase was primarily due to a $3.0 million increase in personnel-related costs driven by an increase in headcount, a $1.0 million increase in accounting and consulting expenses incurred in connection with operating as a public company and a $0.9 million increase in directors and officer’s insurance expense.

Remeasurement Loss on Contingent Repayment Obligation

Remeasurement loss on the contingent repayment obligation increased by $2.2 million to $2.5 million in 2019 from $0.3 million in 2018, primarily driven by a higher estimated probability of success related to our clinical programs in MDS, DLBCL, AML and other pipeline programs, such as FSI-174.

Interest and Other Income, Net

Interest and other income, net increased by $1.4 million to $3.4 million in 2019 from $2.0 million in 2018. The increase was due to a $1.0 million increase in interest income from the investment of the net proceeds from our public offerings, and a $0.4 million increase in foreign currency gains primarily related to gains arising from the Ono Agreement.

Liquidity, Capital Resources and Plan of Operations

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2019, we had $329.1 million in cash, cash equivalents and short-term investments.

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

In December 2019, we completed an additional underwritten public offering of 5,589,000 shares of our common stock, including 729,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $35.00 per share.  We received proceeds from the offering of $183.6 million, net of underwriting discounts and commissions and offering costs.

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

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments, including the proceeds from our recently completed public offerings and upfront payment from Ono, will enable us to meet our financial needs into the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(78,113)	$(66,017)
Cash provided by (used in) investing activities	13,777	(64,189)
Cash provided by financing activities	267,313	116,626
Net increase (decrease) in cash and cash equivalents	$202,977	$(13,580)

Operating Activities

In 2019, cash used in operating activities of $78.1 million was attributable to a net loss of $87.6 million, partially offset by $8.0 million in non-cash charges and a net change of $1.5 million in net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $5.0 million, change in fair value of the LLS contingent repayment obligation of $2.6 million, amortization of right-of-use assets of $1.1 million and depreciation and amortization of $0.5 million, partially offset by $1.0 million related to the accretion of discounts on marketable securities. The change in operating assets and liabilities was due to a $3.9 million increase in accounts payable and accrued liabilities resulting from the timing of payments and a $1.0 million increase in deferred grant funding due to receipt of the research grant funding payments. These changes were partially offset by a $1.6 million increase in prepaid expense and other current assets driven by additional prepayments made for research and development activities and other receivables, a $1.2 million decrease in lease related liabilities due to lease payments and a $0.6 million increase in other noncurrent assets driven by timing of the research and development prepayments.

In 2018, cash used in operating activities of $66.0 million was attributable to a net loss of $70.4 million, partially offset by a net change of $1.0 million in net operating assets and liabilities, and a net change of $3.4 million in non-cash charges. The non-cash charges consisted primarily of stock-based compensation of $3.4 million, depreciation and amortization of $0.4 million, a change in fair value of the contingent repayment obligation of $0.3 million, offset by the net accretion of discount on marketable securities of $0.7 million. The change in operating assets and liabilities was primarily due to a $5.1 million increase in accounts payable and accrued liabilities resulting from increases in our research and development activities and accrued compensation. This was partially offset by a $2.4 million increase in prepaid expense and other current assets and a $0.7 million increase in other assets, driven by the timing of prepayments made for research and development activities, and a $1.0 million decrease in deferred grant funding due to research grant awards being recognized as eligible research costs were incurred.

Investing Activities

In 2019, net cash provided by investing activities was $13.8 million related to the proceeds from maturities of investments of $176.2 million and the proceeds from the sale of investments of $4.0 million, partially offset by purchases of investments of $166.0 million and purchases of property and equipment of $0.4 million.

In 2018, cash used in investing activities was $64.2 million related to purchases of short-term investments of $142.0 million and purchases of property and equipment of $0.4 million, partially offset by the maturity of investments of $78.2 million.

Financing Activities

In 2019, cash provided by financing activities was $267.3 million, and was primarily related to the net proceeds from public offerings of our common stock of $264.3 million, the proceeds received from the exercise of stock options of $2.1 million and the proceeds received from the issuance of common stock upon ESPP purchase of $0.9 million.

In 2018, cash provided by financing activities was $116.6 million related to the net proceeds of $116.3 million received from the initial public offering and $0.3 million from the issuance of common stock in connection with stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2019:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Financial Assets
Operating lease obligation	$2,449	$1,585	$864	$—	$—
Contract manufacturing obligations	15,400	10,250	5,150	—	—
Total	$17,849	$11,835	$6,014	$—	$—

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

Asset Purchase Agreement

In June 2018, we entered into an asset purchase agreement with BliNK Biomedical SAS, or BliNK, pursuant to which we acquired all of BliNK’s assets relating to its research and development program for antibodies directed against CD47. These assets predominately consist of certain patents and patent applications of BliNK and BliNK’s opposition at the EPO against the third-party patent European Patent No. EP 2 282 772 as an acquired business asset. We paid BliNK an initial upfront payment of $2.0 million and an additional $1.0 million upon the completion of certain agreed activities by BliNK relating to the transfer of the assets to us. For each product incorporating a program antibody that satisfies certain clinical and commercial milestones in the United States, the European Union and Japan, we will be required to make milestone payments of up to $43.0 million. Until we receive marketing approval for the first product, or for so long as we continue development of product candidates related to the acquired intellectual property, we are required to pay BliNK a minimum annual fee of $0.3 million. In addition, we will pay BliNK a royalty of a tiered single digit percentage on net sales of any approved products. We have the right to buy out our royalty obligations in full by paying BliNK an agreed lump sum amount prior to the occurrence of certain defined events.

License Agreements

In July 2018, we entered into a settlement and license agreement with Synthon Biopharmaceuticals B.V., or Synthon. Under the agreement, we agreed to discontinue our ongoing oppositions and challenges at the European Patent Office, or the EPO, and the U.S. Patent and Trademark Office, or the USPTO, directed towards certain patents licensed by Synthon from Stichting Sanquin Bloedvoorziening, or SSB, that relate to the use of anti-CD47 products in combination with other antibodies to treat cancer. We also agreed to request the withdrawal of such proceedings with the USPTO and EPO. In return Synthon agreed to grant us a non-exclusive, worldwide sublicense to certain patents they have licensed from SSB, including the SSB patents we were opposing at the USPTO and EPO to commercialize a single anti-CD47 product (such as magrolimab or an alternate anti-CD47 product) to treat cancer in combination with other antibodies.

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

Our sublicense includes the right to further sublicense the applicable patent rights to our collaborators, corporate partners and service providers and covers one named product, which is magrolimab. In addition, we have the right to replace magrolimab with a different anti-CD47 product in the event of a development failure of magrolimab. We will also have an option to expand our rights to cover a follow-on anti-CD47 product in exchange for a specified option exercise fee. Synthon retains the right to use the licensed patents and to grant other third parties the right to do so.

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

License and Collaboration Agreements

In September 2019, we entered into a research collaboration with bluebird to pursue clinical proof-of-concept for our novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with bluebird’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy platform. This collaboration will focus initially on diseases that have the potential to be corrected with transplantation of autologous gene-modified blood-forming stem cells. Pursuant to the agreement, each party will be responsible for 50% of the cost of the study. As of December 31, 2019, we recorded a receivable of $0.7 million from bluebird for reimbursement of research and development costs incurred.

In January 2018, we entered into a clinical trial collaboration and supply agreement with Merck, to evaluate magrolimab combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of December 31, 2019, we recorded a receivable of $0.3 million from Merck for reimbursement of research and development costs incurred.

In November 2017, we entered into a master clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of magrolimab combined with Genentech’s cancer immunotherapy, atezolizumab, a fully humanized monoclonal antibody targeting PD-L1, in two separate Phase 1b clinical trials (in patients with bladder cancer and AML, respectively). Pursuant to the agreement, we will supply magrolimab for the studies and will partially reimburse Genentech for its costs in connection with the bladder cancer study, and Genentech will supply atezolizumab for the studies and be solely responsible for all of its costs in connection with the AML study.

In November 2015, we entered into a technology license agreement with Stanford under which Stanford granted us exclusive licenses under certain patents and other intellectual property rights relating to our current product candidates, including magrolimab and non-exclusive licenses under certain other patents and other intellectual property rights to develop, manufacture and commercialize products for use in certain licensed fields, including oncology. We are required to make milestone payments up to $5.6 million in respect of the first three licensed products that successfully satisfy certain clinical and regulatory milestones in the United States, major European countries and Japan. The first such milestone payment of $75,000 was paid to Stanford in February 2018. In addition, we are required to pay Stanford a minimum annual fee and a royalty of a tiered single digit percentage on net sales of licensed products, reimburse patent-related expenses and share any non-royalty sublicensing income received related to the licensed technology.

Grant Funding Agreements

In March 2017, we entered into an agreement with LLS regarding our NHL rituximab combination clinical trial, as amended in June 2018 to include an additional study. The LLS research grant stipulated various milestone-based payments with a total award of $4.2 million through December 2019 which we had received as of December 31, 2019. We are required to pay LLS certain development and regulatory approval milestone payments, as well as a low single digit percentage royalty on net sales, up to a maximum of $13.7 million in the aggregate.

In July 2019, we entered into an amendment to our agreement with LLS to further advance the treatment of MDS.  Under the amendment, we are eligible for up to $3.0 million in additional grant funding based on milestone payments from LLS upon the achievement of certain clinical or regulatory milestones in addition to the $4.2 million award that we received pursuant to the March 2017 agreement, as amended. As of December 31, 2019, we had not received any funding related to this grant. Pursuant to the amendment, we could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones on the additional funding, up to a maximum of $6.0 million in the aggregate.

We concluded that the contingent milestone payments in our agreement with LLS, as amended, represents a contingent repayment obligation. As of December 31, 2019, there was a liability for the contingent repayment obligation of approximately $2.9 million.

In January 2017, we were awarded a research grant from CIRM supporting our CRC trial. The CIRM grant stipulates various milestone-based payments to us with the total award of $10.2 million over a period of four years. As of December 31, 2019, we had received $9.2 million under the award.

In November 2017, we were awarded a second research grant from CIRM for a separate clinical trial study in AML. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because we opted not to expand the patient population participating in the study. In July 2019, the award was further amended to include the patient population expansion that we previously opted out of in 2018. In connection with the same, the award was reinstated to $5.0 million consistent with the original award amount. As of December 31, 2019, we had received $3.6 million under the award.

Under the terms of the CIRM grants, we are obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. We have the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, we have the option to convert each award to a loan, which option must be exercised on or before ten business days after the FDA notifies us that it has accepted our application for marketing authorization. In the event we exercise our right to convert an award to a loan, we will be obligated to repay the loan within ten business days of making such election, including interest at the rate equal to the three-month LIBOR rate (1.91% as of December 31, 2019) plus zero to 30% per annum that varies depending on the stage of the research and the stage of development at the time the election is made. In the event that we terminate a CIRM-funded clinical trial, we will be obligated to repay the remaining CIRM funds on hand.

Off-Balance Sheet Arrangements

During 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation and revenue recognition have the most significant impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Contingent Repayment Obligation

We enter into research and license agreements that may include contingent milestone payments that are based upon reaching certain development and regulatory approval milestones. With respect to our agreement with the LLS, as amended, we have concluded that the contingent milestone payments result in a contingent repayment obligation. We estimate the fair value of the contingent repayment obligation using a valuation model designed to estimate the probability of the occurrence of such contingent milestone payments based on various assumptions and incorporating estimated success rates. Estimated payments are then discounted using present value techniques to arrive at an estimated fair value. The contingent repayment obligation is subject to revaluation at each balance sheet date, with revaluations recognized as a component of other income (expenses) in the Company’s statements of operations and comprehensive loss. The portion of the contingent repayment obligation that is subject to revaluation has a current cap of $4.2 million. The other portion of the contingent repayment obligation which is dependent upon future product sales is not included in the measurement as of December 31, 2019.

Changes in the fair value of the contingent repayment obligation can result from changes to one or multiple inputs, including adjustments to the discount rate, changes in the assumed achievement or timing of development milestones, changes in the probability of the successful completion of stages of clinical trials, and changes in the probability of regulatory approval. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is used in determining these assumptions. Changes in assumptions could have a material impact on the recorded value and associated expense in any given period. In December 2019, the Company released positive clinical data which led to a change in estimate of the probability of success and the timing of achievement of regulatory milestones. This change in the estimate resulted in an increase of $2.5 million in the contingent repayment obligation.

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

Revenue Recognition

We enter into collaborative arrangements with partners that fall under the scope of Accounting Standards Codification Topic 808, Collaborative Arrangements (ASC 808). We analyze these collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be analogized to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) for distinct units of account that are reflective of a vendor-customer relationship. For units of account under the collaboration agreements which are not in the scope of ASC 606, we record the cost sharing or reimbursement activities as an adjustment or reduction to the research and development expenses.

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

If these arrangements contain a license to our intellectual property, we must use judgement to determine if the license is distinct from the other performance obligations identified in the arrangement. If the license is determined to be distinct, we recognize revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. The transaction price may include non-refundable, upfront license fees, and potential development milestone payments. For the milestone payments, we must estimate whether the milestones are considered probable of being reached and estimate the amount, if any, to be included in the transaction price.

Recent Accounting Pronouncements Not Yet Adopted

Please refer to Note 2 to our financial statements appearing under Part II, Item 8 for a discussion of new accounting standards updates that may impact us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

Forty Seven, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Forty Seven, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forty Seven, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017

San Jose, California

March 20, 2020

FORTY SEVEN, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$213,814	$10,837
Short-term investments	115,280	128,186
Prepaid expenses and other current assets	8,430	6,835
Total current assets	337,524	145,858
Property and equipment, net	1,223	1,360
Operating lease right-of-use assets	1,978	—
Other assets	2,868	2,219
Total assets	$343,593	$149,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,629	$4,621
Accrued liabilities	9,075	9,044
Lease liabilities, current	1,471	—
Deferred grant funding, current	2,761	1,744
Other current liabilities	859	—
Total current liabilities	22,795	15,409
Lease liabilities, noncurrent	844	—
Deferred rent, noncurrent	—	331
Other long-term liabilities	2,026	476
Total liabilities	25,665	16,216
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value: 200,000,000 shares authorized; 47,983,366 and 31,079,150 shares issued and outstanding at December 31, 2019 and 2018, respectively	5	3
Additional paid-in capital	545,221	273,069
Accumulated other comprehensive gain (loss)	92	(82)
Accumulated deficit	(227,390)	(139,769)
Total stockholders’ equity	317,928	133,221
Total liabilities and stockholders’ equity	$343,593	$149,437

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
License revenue	$15,678	$—
Operating expenses:
Research and development	83,792	56,673
General and administrative	20,418	15,432
Total operating expenses	104,210	72,105
Loss from operations	(88,532)	(72,105)
Other income (expenses):
Remeasurement loss on contingent repayment obligation	(2,554)	(331)
Interest and other income, net	3,465	2,066
Net loss	(87,621)	(70,370)
Unrealized gains (losses) on available-for-sale securities	174	(38)
Comprehensive loss	$(87,447)	$(70,408)
Net loss per share, basic and diluted	(2.40)	(3.75)
Shares used in computing net loss per share, basic and diluted	36,434,365	18,768,868

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance—January 1, 2018	16,215,896	$149,397	6,751,157	$1	$3,507	$(44)	$(69,399)	$83,462
Conversion of preferred stock into common stock upon completion of the initial public offering	(16,215,896)	(149,397)	16,215,896	1	149,396	—	—	—
Issuance of common stock in connection with the initial public offering, net of issuance costs of $4,047	—	—	8,090,250	1	116,335	—	—	116,336
Repurchase of fractional shares resulting from reverse stock split	—	—	(83)	—	(1)	—	—	(1)
Issuance of common stock for exercise of stock options	—	—	63,865	—	191	—	—	191
Vesting of restricted common stock	—	—	—	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	209	—	—	209
Repurchase of unvested common stock	—	—	(41,935)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,431	—	—	3,431
Net loss	—	—	—	—	—	—	(70,370)	(70,370)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(38)	—	(38)
Balance—December 31, 2018	—	$—	31,079,150	$3	$273,069	$(82)	$(139,769)	$133,221
Issuance of common stock through public offerings, net of issuance costs of $1,073	—	—	16,370,250	2	264,058	—	—	264,060
Issuance of common stock for exercise of stock options	—	—	439,398	—	2,130	—	—	2,130
Issuance of common stock pursuant to the ESPP	—	—	94,568	—	859	—	—	859
Vesting of restricted common stock	—	—	—	—	1	—	—	1
Vesting of early exercised stock options	—	—	—	—	143	—	—	143
Stock-based compensation	—	—	—	—	4,961	—	—	4,961
Net loss	—	—	—	—	—	—	(87,621)	(87,621)
Unrealized gain on available-for-sale securities	—	—	—	—	—	174	—	174
Balance—December 31, 2019	—	$—	47,983,366	$5	$545,221	$92	$(227,390)	$317,928

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(87,621)	$(70,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,961	3,431
Depreciation and amortization	523	401
Amortization of right-of-use assets	1,063	—
Accretion of discounts on marketable securities	(1,047)	(744)
Realized gain on sale of available-for-sale securities	(6)	—
Change in fair value of contingent repayment obligation	2,554	331
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,595)	(2,385)
Other assets	(651)	(673)
Accounts payable	4,009	916
Accrued liabilities	(107)	4,214
Deferred grant funding	1,017	(1,015)
Lease related liabilities	(1,213)	(123)
Net cash used in operating activities	(78,113)	(66,017)
Cash flows from investing activities:
Purchases of property and equipment	(356)	(403)
Purchases of available-for-sale securities	(166,040)	(142,027)
Proceeds from sales of available-for-sale securities	3,996	—
Proceeds from maturities of available-for-sale securities	176,177	78,241
Net cash provided by (used in) investing activities	13,777	(64,189)
Cash flows from financing activities:
Proceeds from issuance of common stock upon ESPP purchase	859	—
Proceeds from issuance of common stock upon exercise of stock options	2,130	291
Proceeds from public offerings of common stock, net of issuance costs	264,324	116,336
Repurchase of fractional common stock upon reverse stock split	—	(1)
Net cash provided by financing activities	267,313	116,626
Net increase (decrease) in cash and cash equivalents	202,977	(13,580)
Cash and cash equivalents — beginning of period	10,837	24,417
Cash and cash equivalents — end of period	$213,814	$10,837
Supplemental disclosures of cash flow information:
Operating cash flows paid for operating leases	$1,406	$—
Noncash investing and financing activities:
Lease liability obtained in exchange for right-of-use asset	$712	$—
Public offering costs included in accrued liabilities	$264	$—
Property and equipment purchases included in accrued liabilities	$30	$—
Conversion of convertible preferred stock to common stock at close of initial public offering	$—	$149,397

The accompanying notes are an integral part of these financial statements.

FORTY SEVEN, INC.

Notes to the Financial Statements

FORTY SEVEN, INC.

Notes to the Financial Statements

1.	Description of Business

The Company is a clinical-stage immuno-oncology company focused on developing novel checkpoint therapies to activate macrophages in the fight against cancer. Forty Seven was founded based on the insight that blocking CD47, a key signaling molecule that is over-expressed on cancer cells, renders tumors susceptible to macrophages and the innate immune system. By harnessing macrophages, the Company believes that its lead product candidate, magrolimab (formerly known as magrolimab), dosed as a monotherapy and in combination with marketed cancer therapies, can transform the treatment of cancer.

Public Offerings

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

The Company completed an underwritten public offering in July 2019 of 10,781,250 shares of the Company’s common stock, including 1,406,250 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $8.00 per share. The net proceeds from the offering to the Company were $80.5 million.

The Company completed another underwritten public offering in December 2019 of 5,589,000 shares of the Company’s common stock, including 729,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares at a public offering price of $35.00 per share. The net proceeds from the offering to the Company were $183.6 million.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $329.1 million as of December 31, 2019. Since inception through December 31, 2019, the Company has incurred cumulative net losses of $227.4 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to revenue recognition, the fair value of common stock prior to the IPO, the fair value of stock options, the fair value of investments, income tax uncertainties, lease liability, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss.  The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. There were no material realized gains or losses on investments for the years ended December 31, 2019 and 2018. Interest on marketable securities is included in interest income.

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

Contingent repayment obligation

The Company’s research and license agreements may include contingent milestone payments that are based upon reaching certain development and regulatory approval milestones. With respect to the Company’s agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”), as amended, the Company has concluded that contingent milestone payments result in a contingent repayment obligation. The Company estimates the fair value of the contingent repayment obligation using a valuation model designed to estimate the probability of the occurrence of such contingent milestone payments based on various assumptions and incorporating estimated success rates. Estimated payments are then discounted using present value techniques to arrive at an estimated fair value. The contingent repayment obligation is subject to revaluation at each balance sheet date, with revaluations recognized as remeasurement gain or loss on contingent repayment obligation in the Company’s statements of operations and comprehensive loss.

The Company has separately presented the change in the fair value of the contingent repayment obligation as a component of non-operating income and expense on the statement of operations and has reclassified the prior period to conform to the current period presentation.

FORTY SEVEN, INC.

Notes to the Financial Statements

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

FORTY SEVEN, INC.

Notes to the Financial Statements

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

Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company may make discretionary matching contributions. During 2019 and 2018, the Company made matching contributions on up to 3% of an employee’s eligible compensation deferred. The Company recognized expense related to its contributions to the plan of $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Foreign Currency Transactions

Gains or losses from foreign currency transactions are included in interest and other income, net, in the statements of operations and comprehensive loss. The Company recognized $0.2 million in net foreign currency gains and $0.2 million in net foreign currency losses for the years ended December 31, 2019 and 2018, respectively.

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

Recently Issued and Adopted Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) using the modified retrospective method. For its operating leases in excess of 12 months, the Company recognizes a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the adoption date for the existing lease and at lease commencement date for new leases. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent, and lease incentives, as applicable.

Rent expense for the operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

Under the modified prospective adoption method, the leases are presented under ASC 842 for the year ended December 31, 2019. The prior period continues to be reported in accordance with previous lease guidance, ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification of the leases in place as of January 1, 2019. As allowed under ASC 842, the Company has elected to not separate lease and nonlease components. The Company has also elected to not apply the recognition requirement of ASC 842 to leases with a term of 12 months or less.

The impact of the adoption of ASC 842 on the accompanying balance sheet as of January 1, 2019 was as follows:

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

FORTY SEVEN, INC.

Notes to the Financial Statements

Recent Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, the Company plans to adopt this ASU beginning January 1, 2023.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents, short-term investments, and contingent repayment obligation at fair value.

Money market funds and US government debt securities are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. Short-term investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented. All of the investments held as of December 31, 2019 had maturities of less than one year. There were no material realized gains or losses on investments for the years ended December 31, 2019 and 2018. Any unrealized losses were deemed to be temporary. The Company does not intend to sell its securities that are in an unrealized loss position, if any, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity.

The fair value and amortized cost of cash equivalents and available-for-sale securities by major security type as of December 31, 2019 and 2018 are presented in the following tables:

	As of December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Money market funds	Level 1	$203,902	$—	$—	$203,902
US government debt securities	Level 1	24,039	24	—	24,063
Commercial paper	Level 2	17,962	—	—	17,962
Corporate debt securities	Level 2	52,111	48	—	52,159
Asset-backed securities	Level 2	25,070	20	—	25,090
Total cash equivalents and available-for-sale securities		$323,084	$92	$—	$323,176

	As of December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Money market funds	Level 1	$7,959	$—	$—	$7,959
US government debt securities	Level 1	15,963	—	(1)	15,962
Commercial paper	Level 2	43,277	—	—	43,277
Corporate debt securities	Level 2	46,186	—	(54)	46,132
Asset-backed securities	Level 2	22,842	—	(27)	22,815
Total cash equivalents and available-for-sale securities		$136,227	$—	$(82)	$136,145

FORTY SEVEN, INC.

Notes to the Financial Statements

The interest earned from the investments in securities is $3.2 million and $2.2 million for the years ended December 2019 and 2018, respectively, and is reported as part of interest and other income, net in the statements of operations and comprehensive loss.

The Company’s contingent milestone payments in its agreement with LLS, as amended, result in a contingent repayment obligation. The contingent repayment obligation contains unobservable inputs that are supported by little or no market activity at the measurement date. Accordingly, the Company’s contingent repayment obligation is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. As of December 31, 2019, the liability for the contingent repayment obligation was $2.9 million, with $0.9 million recorded as part of other current liabilities and $2.0 million recorded as part of other long-term liabilities. As of December 31, 2018, the liability for the contingent repayment obligation of $0.3 million was recorded as part of other long-term liabilities.  Refer to Note 7 for the valuation techniques and assumptions used in estimating the fair value of the contingent repayment obligation.

The change in fair value of the contingent repayment obligation is presented in the following tables and is reported as remeasurement loss on contingent repayment obligation in the statements of operations and comprehensive loss:

	December 31,
	2019	2018
	(in thousands)
Beginning balance	$331	$—
Initial value of contingent repayment obligation	—	331
Change in fair value of contingent repayment obligation	2,554	—
Ending balance	$2,885	$331

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Furniture and fixtures	$236	$108
Laboratory equipment	1,257	1,297
Computer equipment and software	164	91
Leasehold improvements	908	770
	2,565	2,266
Less: Accumulated depreciation and amortization	(1,342)	(906)
Total property and equipment, net	$1,223	$1,360

Depreciation and amortization expense for property and equipment amounted to $0.5 million and $0.4 million  for the year ended December 31, 2019 and 2018, respectively.

FORTY SEVEN, INC.

Notes to the Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued research and development expenses	$4,143	$5,870
Accrued bonus	2,788	1,602
Deferred rent, current	—	155
Other	2,144	1,417
Total accrued liabilities	$9,075	$9,044

5.	Leases

The Company leases office property and laboratory space at its headquarters in Menlo Park (the “Menlo Park Lease”) through August 2021. The lease requires monthly lease payments subject to annual increases throughout the lease term and includes a renewal option at the election of the Company to extend the lease for an additional five years. The landlord provided the Company with a tenant improvement allowance of $0.6 million.

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

As of December 31, 2019, the weighted average remaining lease term was 1.6 years and the weighted average incremental borrowing rate used to determine the operating lease liabilities was 7.0%.

The undiscounted future non-cancellable lease payments under the Company's operating leases are as follows:

December 31, 2019
(In thousands)
Years
2020	$1,585
2021	864
Total undiscounted lease payments	2,449
Present value adjustment for minimum lease commitments	(134)
Lease liabilities	$2,315

As of December 31, 2019, the current and noncurrent portion of the lease liabilities was $1.5 million and $0.8 million. Operating lease cost for the operating leases was $1.3 million  for the year ended December 31, 2019. Variable lease payments for operating expenses were $0.6 million for the year ended December 31, 2019.

As of December 31, 2018, our leases continue to be presented in accordance with Topic 840. The tenant improvement allowance was amortized as an offset to rent expense over the lease term. For the year ended December 31, 2018 rent expense was $1.1 million and variable lease payments for operating expenses were $0.5 million. As of December 31, 2018, $0.1 million was accrued as deferred rent expense.

In conjunction with the lease agreement, the Company paid a security deposit, which was included in prepaid expenses and other current assets and other assets as of December 31, 2019 and 2018 in the amount of $0.2 million.

FORTY SEVEN, INC.

Notes to the Financial Statements

6.	Commitments and Contingencies

In August 2016, the Company entered into a development and manufacturing agreement with Lonza Sales AG and, in December 2017, the Company entered into a second manufacturing agreement with Lonza Biologics Tuas Pte Ltd, each relating to the manufacturing of magrolimab-related products.

The August 2016 agreement was amended by the Company in November 2017 as relating to the manufacturing of the Company’s other preclinical program related products, and in November and December 2018 as relating to the scope of manufacturing services. Under the agreements, the Company is required to pay Lonza fixed fees based on manufacturing services performed on the Company’s behalf. Payments were due beginning in January 2018 through to the expiration of the agreements in December 2021. The fees payable under the August 2016 agreement and as amended in November 2017 and November and December 2018, are specified in Great British Pounds and are converted into U.S. Dollars based on current exchange rates.

At December 31, 2019, future minimum payments under the Lonza development and manufacturing agreements are as follows:

December 31, 2019
(In thousands)
Years
2020	$10,250
2021	5,150
Total future minimum payments	15,400

7.	Research and License Agreements

California Institute of Regenerative Medicine Grants

In January 2017, the Company was awarded a research grant from the California Institute of Regenerative Medicine (“CIRM”). The CIRM grant stipulates various milestone-based payments to the Company with the total award of $10.2 million over a period of four years. During the year ended December 31, 2019, the Company received $2.0 million related to this grant. As of December 31, 2019 and 2018, the Company had received $9.2 million and $7.2 million under the award, respectively.

In November 2017, the Company was awarded a second research grant from CIRM for a separate clinical trial study. The total amount of the research grant awarded was $5.0 million in various milestone-based payments over a period of five years. During 2018, the award was amended to $3.2 million in various-milestone payments over a period of five years, as was provided for under the terms of the original award because the Company opted not to expand the patient population participating in the study. In July 2019, the award was further amended to include the patient population expansion that the Company previously opted out of in 2018. In connection with the same, the award was reinstated to $5.0 million consistent with the original award amount. During the year ended December 31, 2019, the Company received $1.2 million related to this grant with an additional $0.7 million receivable as of December 31, 2019 that was recorded within prepaid expenses and other current assets. As of December 31, 2019 and 2018, the Company had received $3.6 million and $2.4 million under the award, respectively. Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to royalty payments, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay any remaining unspent CIRM funds.

FORTY SEVEN, INC.

Notes to the Financial Statements

Leukemia & Lymphoma Society Grants

In March 2017, the Company entered into an agreement with the LLS, as amended in June 2018 to include an additional study. The LLS research grant stipulates various milestone-based payments with a total award of $4.2 million through December 2019. During the year ended December 31, 2019, the Company received $0.3 million related to this grant. As of December 31, 2019 and 2018, the Company had received $4.2 million and $3.9 million under the award, respectively. The Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones as well as a low single digit percentage royalty rate on net sales, up to a maximum of $13.7 million in total.

In July 2019, the Company entered into an amendment to its agreement with LLS to further advance the treatment of myelodysplastic syndromes (“MDS”). Under the amendment, the Company is eligible for up to $3.0 million in additional grant funding based on milestone payments from LLS upon the achievement of certain clinical or regulatory milestones in addition to the $4.2 million award that the Company has received pursuant to the March 2017 agreement, as amended. As of December 31, 2019, the Company had not received any funding related to this grant. Pursuant to the amendment, the Company could be required in the future to pay amounts to LLS upon reaching certain development and regulatory approval milestones on the additional funding, up to a maximum of $6.0 million in the aggregate.

The Company concluded that the contingent milestone payments in its agreement with LLS, as amended, represent a contingent repayment obligation and the Company recorded a liability for the contingent payment obligation of approximately $2.9 million and $0.3 million as of December 31, 2019 and 2018. The value of the contingent repayment obligation was estimated using a valuation model designed to estimate the probability of the occurrence of such contingent milestone payments and incorporating estimated success rates. Estimated payments were then discounted using present value techniques. The resulting fair value measurement of the contingent repayment obligation is based on significant inputs not observable in the market and represents a Level 3 measurement. Significant inputs to the valuation include the discount rate, changes in the assumed achievement or timing of development milestones, changes in the probability of certain clinical events, and changes in the probability of regulatory approval.

The Company recognizes research grants as a reduction of research and development expense when the eligible costs are incurred. Under both CIRM and LLS grants, the Company recognized a total of $3.1 million and $8.0 million as a reduction to research and development expenses for research grants for the years ended December 31, 2019 and 2018, respectively.

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

Merck Collaboration Agreement

In January 2018, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading S.A, a subsidiary of Merck KGaA (“Merck”), to evaluate magrolimab combined with Merck’s cancer immunotherapy, avelumab, in a Phase 1b clinical trial in patients with ovarian cancer. Pursuant to the agreement, the parties will jointly pay for the cost of the study. As of December 31, 2019, the Company recorded a receivable of $0.3 million from Merck for reimbursement of research and development costs incurred. Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the years ended December 31, 2019 and 2018, the Company recognized $1.7 million and $1.2 million, respectively, as a reduction to research and development expenses under this collaboration agreement.

FORTY SEVEN, INC.

Notes to the Financial Statements

BliNK Purchase Agreement

In June 2018, the Company entered into an asset purchase agreement with BliNK Biomedical SAS (“Blink”), under which Blink transferred its patents, intellectual property rights and know-how, and materials related to its CD47 antibody program to the Company. Under the agreement, the Company paid an initial upfront fee of $2.5 million in June 2018, including $0.5 million upon the completion of the transfer of intellectual property rights and know-how. An additional $0.5 million was paid in July 2018 upon completion of material transfers related to its CD47 antibody program to the Company. Additionally, the Company is required to make annual payments of $0.3 million until it receives marketing approval for the first product. The Company could also be required to pay up to $43.0 million in milestone payments in aggregate per product based on the achievement of certain development and regulatory approval milestones. No such milestone payments have been made as of December 31, 2019. In addition, the Company could be required to pay Blink a royalty of single digit percentage on net sales of approved products, which is subject to buy-out provisions for a one-time payment that can be exercised by the Company prior to certain development milestones being achieved. During the year ended December 31, 2019 and 2018, the Company recognized $0.3 million and $3.0 million in research and development expense related to the Blink asset purchase agreement, respectively.

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

FORTY SEVEN, INC.

Notes to the Financial Statements

The Company accounts for the Ono Agreement as a collaboration arrangement under ASC 808. The Company concluded that the license delivered to Ono is a distinct unit of account for which there is a vendor-customer relationship. For the license, the Company analogized to ASC 606 for the recognition, measurement and reporting of this unit of account. The up-front payment, future milestones and royalties are attributed to the license component of the Ono Agreement. For the cost-sharing and reimbursement-based activities, the Company follows the presentation and disclosure guidance of ASC 808 and the reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the year ended December 31, 2019, the Company recognized $0.9 million as a reduction to research and development expenses under this collaboration agreement.

The transaction price at inception included upfront fixed nonrefundable consideration of $15.7 million. All potential future milestones were considered constrained at the inception of the Ono Agreement. Revenue for the license of $15.7 million was recognized upon delivery of the license in July 2019.

bluebird bio, Inc. Research Collaboration Agreement

In September 2019, the Company entered into a research collaboration with bluebird bio, Inc. (“bluebird”) to pursue clinical proof-of-concept for the Company’s novel antibody-based conditioning regimen, FSI-174 (anti-cKIT antibody) plus magrolimab (anti-CD47 antibody), with bluebird’s ex vivo lentiviral vector hematopoietic stem cell (LVV HSC) gene therapy platform. This collaboration will focus initially on diseases that have the potential to be corrected with transplantation of autologous gene-modified blood-forming stem cells. As of December 31, 2019, the Company recorded a receivable of $0.7 million from bluebird for reimbursement of research and development costs incurred.  Reimbursement under this collaboration agreement is recorded as a reduction to research and development expense. For the year ended December 31, 2019, the Company recognized $1.2 million as a reduction to research and development expenses under this collaboration agreement.

A summary of the reduction of research and development expenses related to grant funding and collaboration agreements for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
CIRM	$2,756	$5,722
LLS	347	2,258
Merck	1,693	1,199
bluebird	1,202	—
Ono	866	—
Total grant funding and cost share reimbursement	$6,864	$9,179

8.	Convertible Preferred Stock

Through December 31, 2017, the Company’s convertible preferred stock was classified in permanent equity as redemption of the convertible preferred stock was in the control of the Company. In February 2018, the Company appointed an additional director which increased the influence of the convertible preferred stockholders on the board of directors. This change to the Company’s board composition resulted in the convertible preferred stock being reclassified outside of stockholders’ deficit because, in the event of certain “liquidation events” that were not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the shares could become redeemable at the option of the holders.  Upon the closing of the initial public offering on July 2, 2018, all outstanding shares of convertible preferred stock were automatically converted into 16,215,896 shares of common stock. Accordingly, there were no shares of convertible preferred stock outstanding as of December 31, 2019 and 2018.

FORTY SEVEN, INC.

Notes to the Financial Statements

9.	Stock-Based Compensation

2015 and 2018 Equity Incentive Plans

In November 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company under terms and provisions established by the board of directors. As of December 31, 2019, there were 2,736,742 shares of the Company’s common stock reserved for future issuance under the 2015 Plan upon the exercise of outstanding stock options.

In June 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO. As a result, the Company will not grant any additional awards under the 2015 Plan. The terms of the 2015 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. The Company initially reserved 3,000,000 shares of common stock for issuance under the 2018 Plan.  In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2019, there were 2,997,556  shares available for future issuance under the 2018 Plan.

A summary of option activity under the 2015 Plan and 2018 Plan is as follows:

	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2018	3,404,847	$6.55	8.82	$31,388
Options granted	1,469,768	30.91
Options exercised	(439,554)	4.84
Options forfeited	(149,636)	8.22
Balance outstanding December 31, 2019	4,285,425	$15.02	8.54	$104,366
Exercisable, December 31, 2019	2,138,837	$6.56	7.83	$70,176

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company's common stock for stock options that were in-the-money.

The intrinsic value of options exercised for the years ended December 31, 2019 and 2018 was $6.6 million and $0.6 million, respectively.

During the years ended December 31, 2019 and 2018, the estimated total grant-date fair value of the options vested was $3.8 million and $2.3 million, the estimated weighted-average grant-date fair value of employee options granted was $19.03 and $6.14 per share, respectively. As of December 31, 2019, there was $34.5 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.9 years.

FORTY SEVEN, INC.

Notes to the Financial Statements

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

Stock-Based Compensation

The Company uses the grant date fair value of its common stock to value options when granted. The Company measures its stock-based awards granted to employees and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company recognizes forfeitures as they occur. In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment.

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

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (years)	5.50 - 6.08	5.48 - 6.44
Expected volatility	63.6% - 68.2%	65.8% - 70.8%
Weighted average risk-free interest rate	1.43% - 2.58%	2.51% - 3.10%
Dividend yield	0%	0%

FORTY SEVEN, INC.

Notes to the Financial Statements

Total stock-based compensation for stock awards was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$1,874	$1,193
General and administrative	3,087	2,238
Total	$4,961	$3,431

The fair value of the ESPP was estimated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (years)	0.50 - 2.00	0.58 - 2.08
Expected volatility	57.5% - 69.1%	65.7% - 67.6%
Weighted average risk-free interest rate	1.48% - 2.55%	2.14% - 2.53%
Dividend yield	0%	0%

Stock-based compensation expense for the ESPP was $0.8 million and $0.4 million for the year ended December 31, 2019 and 2018, respectively.

The ESPP commenced in June 2018. A total of 94,568 shares of common stock were purchased pursuant to the ESPP during the year ended December 31, 2019 with a weighted-average purchase price per share of $9.08 for total proceeds of $0.9 million. No shares of common stock were purchased pursuant to the ESPP in 2018. The liability related to cash received from payroll deductions pursuant to the ESPP as of December 31, 2019 and 2018 was $0.4 million and $0.5 million, respectively.

Restricted Stock

The Company typically allows its employees and directors to exercise options granted under the 2015 Plan prior to vesting. The Company also has issued restricted stock purchase awards to employees and directors under the 2015 Plan. The shares related to early exercised stock options and restricted stock purchase awards are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other long-term liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of December 31, 2019, all early exercised stock options and restricted stock purchase awards were fully vested. As of December 31, 2018, there was $0.1 million recorded in other long-term liabilities related to shares held by employees and directors that were subject to repurchase.

A summary of restricted stock activity follows is as follows:

Number of Restricted Shares Outstanding
Unvested shares—December 31, 2018	49,052
Restricted shares vested	(49,052)
Unvested shares—December 31, 2019	—

FORTY SEVEN, INC.

Notes to the Financial Statements

10.Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2019	2018
Stock options to purchase common stock	4,285,425	3,404,847
Restricted stock subject to future vesting	—	49,052
Shares committed under ESPP	71,181	35,383
Total	4,356,606	3,489,282

11.	Income Taxes

The Company did not record a provision for income taxes for the years ended December 31, 2019 and 2018. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

A reconciliation of total provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to loss before provision from income taxes is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Computed expected tax benefit	$(18,406)	$(14,778)
State taxes (net of federal tax benefits)	(827)	(1,621)
Increase in valuation allowance	24,637	17,992
Other	(1,155)	481
R&D tax credits	(4,249)	(2,074)
Total provision for income taxes	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$39,561	$19,748
Capitalized R&D	8,908	10,673
Stock-based compensation	1,025	583
Intangibles	2,800	2,891
Tax credits	7,880	2,711
Accruals and other	2,568	1,067
Total deferred tax assets	62,742	37,673

Deferred tax liabilities:
Right of use asset	(476)	—
Total deferred tax liabilities	(476)	—

Less: valuation allowance	62,266	37,673
Net deferred tax assets and liabilities	$—	$—

FORTY SEVEN, INC.

Notes to the Financial Statements

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $24.6 million and $18.0 million during the years ended December 31, 2019 and 2018.

The Company has net operating carryforwards for federal and California income tax purposes of approximately $163.2 million and $63.9 million, respectively, as of December 31, 2019. As of December 31, 2018, we had federal and California net operating loss carryforwards of approximately $76.4 million and $53.4 million, respectively. The federal net operating loss carryforwards, if not utilized, will expire beginning in 2035. The state net operating loss carryforwards, if not utilized, will expire beginning in 2035. Under the U.S. Tax Cuts & Jobs Act, passed into law in December 2017, effective January 1, 2018, net operating losses generated after December 31, 2017 will be carried forward indefinitely with the yearly net operating loss utilization limited to 80 percent of taxable income.

The Company has federal and California research credit carryforwards of approximately $5.1 million and $2.8 million, respectively, as of December 31, 2019. As of December 31, 2018, we had federal and California research credit carryforwards of approximately $2.1 million and $1.5 million, respectively. The Company also has Federal Orphan Drug credits of approximately $2.6 and $0.2 million as of December 31, 2019 and 2018, respectively. The federal credits will begin to expire in 2035 while the California research credits have no expiration date.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of year	$836	$283
Increases related to prior year tax positions	210	—
Increases related to current year tax positions	1,117	553
Balance at end of year	$2,163	$836

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

Income tax returns are filed in the U.S. and California. The years 2015 through 2019 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2015 through 2019 remain open to examination by the domestic taxing jurisdictions.

FORTY SEVEN, INC.

Notes to the Financial Statements

12.	Related-Party Relationships

In November 2015, the Company entered into a technology license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) under which Stanford granted to the Company exclusive licenses under certain patents and other intellectual property rights relating to the Company’s current product candidates and non-exclusive licenses under certain other patents and intellectual property rights to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which would include the application of the licensed intellectual property in oncology. With respect to these licenses, the Company could be required to pay Stanford up to $5.6 million in milestone payments based on the achievement of certain development and regulatory approval milestones. The first such milestone payment of $75,000 was paid to Stanford in February 2018 and included in research and development expense for the year ended December 31, 2018. In addition, the Company is required to pay Stanford a minimum annual fee and a royalty of single digit percentage on net sales of licensed products, reimburse patent-related expenses, share any non-royalty sublicensing income received related to the licensed technology, and pay a change of control fee. As a result of the $15.7 million license payment received under the Ono License and Collaboration Agreement (see Note 7), the Company recorded an estimated sublicensing fee liability of $0.3 million due to Stanford under the agreement as of December 31, 2019. However, the determination of the sublicensing fee is subject to judgment and the actual sublicensing fee may be higher when settled.

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

13.	Subsequent Event

On March 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gilead Sciences, Inc. (“Gilead”) and Toro Merger Sub, Inc. (“Toro”), a wholly-owned subsidiary of Gilead. Pursuant to the Merger Agreement, Gilead has agreed to cause Toro to commence a tender offer (“Offer”) to purchase all of the outstanding shares of common stock of the Company at a price of $95.50 per share.

Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Toro will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The results of management's assessment were reviewed with the Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information About Our Board of Directors

The Board of Directors presently has seven members. Our Board of Directors is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board of Directors may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The following table sets forth certain information concerning our current directors, including their ages as of March 16, 2020.

Name	Age	Position(s)
Mark A. McCamish, M.D.	67	President, Chief Executive Officer and Director
Kristine M. Ball.	48	Director
Irving L. Weissman, M.D.	80	Director
Dennis J. Henner, Ph.D.	68	Director
Ravindra Majeti, M.D.	47	Director
Jeffrey W. Bird, M.D.	59	Director
Ian T. Clark	59	Director

Mark A. McCamish, M.D., age 67, has served as our President and Chief Executive Officer and as a member of our Board of Directors since May 2017. From July 2009 to April 2017, Dr. McCamish served as Global Head of Biopharmaceutical Development at Sandoz Inc., a pharmaceutical company. He has over 25 years of experience in corporate management, clinical and pharmaceutical research and academics. Dr. McCamish received both a B.A. in Physical Education and an M.A. in Ergonomics from the University of California at Santa Barbara, a Ph.D. in Nutritional Sciences from the Pennsylvania State University and an M.D. from the University of California at Los Angeles. We believe Dr. McCamish’s experience in the industry, his role as our President and Chief Executive Officer and his knowledge of our company enable him to make valuable contributions to our Board of Directors.

Kristine M. Ball, age 48, has served as a member of our Board of Directors since February 2018. From September 2017 to March 2020, she has served as Senior Vice President, Corporate Strategy and Chief Financial Officer of Menlo Therapeutics, Inc., a publicly listed biopharmaceutical company acquired by Foamix Pharmaceuticals Ltd. From November 2012 to October 2016, Ms. Ball served as Chief Financial Officer and Senior Vice President of Relypsa, Inc., a publicly listed pharmaceutical company acquired by Galenica. From June 2011 to October 2012, Ms. Ball was an independent consultant advising start up life science companies on various strategic and operational business matters. From 2005 to 2011, Ms. Ball served as Senior Vice President of Finance and Administration and Chief Financial Officer of KAI Pharmaceuticals, Inc. (acquired by Amgen), a drug discovery company. From 2000 to 2005, Ms. Ball served as Vice President of Finance at Exelixis, Inc., a biotechnology company. Prior to Exelixis, Ms. Ball was a senior manager in Ernst & Young’s life sciences audit practice. Ms. Ball received a B.S. from Babson College. We believe Ms. Ball’s experience in the pharmaceutical industry, her financial expertise and her executive experience at the public company level enable her to make valuable contributions to our Board of Directors.

Irving L. Weissman, M.D., age 80, co-founded our company and has served as a member of our Board of Directors since May 2015. Since 2003, Dr. Weissman has served as the Director of the Stanford Institute for Stem Cell Biology and Regenerative Medicine and Director of the Stanford Ludwig Center for Cancer Stem Cell Research. Dr. Weissman was a member of the founding Scientific Advisory Boards of Amgen, a biotechnology company, and T Cell Sciences, Inc., a biotechnology company. He also previously served as a member of the Board of Directors of StemCells, Inc., acquired by Microbot Medical Ltd. in 2016, a pharmaceutical company, from 1997 to 2016. He co-founded, served as a Director, and chaired the Scientific Advisory Board at SyStemix, Inc., a biotechnology company, StemCells, Inc., a biotechnology company, and Cellerant Therapeutics, Inc., a biotechnology company. Dr. Weissman is a member of the National Academy of Sciences, the National Academy of Medicine, and the American Association of Arts and Sciences. He received a B.S. from Montana State University and an M.D. from Stanford University School of Medicine. He has several honorary Ph.D.s. We believe Dr. Weissman’s experience in the study of cancer stem cells, including the discovery that all cancer stem cells express CD47, his role on our Board of Directors and his knowledge of our company enable him to make valuable contributions to our Board of Directors.

Dennis J. Henner, Ph.D., age 68, has served as a member of our Board of Directors since November 2015. He is the Chief Scientific Advisor of Blackstone Life Sciences, formerly Clarus Ventures, LLC, a venture capital firm, where he served as Managing Director from the firm’s inception in March 2005 to January 2018. Prior to Clarus, Dr. Henner was a General Partner at MPM Capital, a healthcare venture capital firm. From 1981 to 2001, Dr. Henner was an executive at Genentech, where he held various positions including Senior Vice President of Research, and was a member of Genentech’s executive committee. Dr. Henner previously served as a member of the Board of Directors of Aerie Pharmaceuticals, Inc., a pharmaceutical company, from 2012 to 2015, and Humanigen, Inc., a pharmaceutical company, from 2012 to 2013. Dr. Henner received a Ph.D. in Microbiology from the University of Virginia and did postgraduate training at the Scripps Clinic and Research Foundation. We believe Dr. Henner’s experience in the pharmaceutical industry and his role in guiding numerous companies in his role as a venture capital investor enable him to make valuable contributions to our Board of Directors.

Ravindra Majeti, M.D., age 47, co-founded our company and has served as a member of our Board of Directors since May 2015. Dr. Majeti served in various positions at Stanford University, including as a Professor in the Department of Medicine, Division of Hematology, Chief of the Division of Hematology since September 2018, as an Associate Professor in the Department of Medicine, Division of Hematology, since November 2015, and as an Assistant Professor in the Department of Medicine, Division of Hematology, from 2009 to November 2015. He received an A.B. in Biochemical Sciences from Harvard University, a Ph.D. and an M.D. from the University of California, San Francisco and completed a residency in internal medicine at Brigham and Women’s Hospital. Dr. Majeti completed a Fellowship in Hematology at Stanford University. We believe Dr. Majeti’s experience as a co-founder of our company and experience in developing 5F9 and the underlying scientific discoveries, his role on our Board of Directors and his knowledge of our company enable him to make valuable contributions to our Board of Directors.

Jeffrey W. Bird, M.D., age 59, has served as a member of our Board of Directors since June 2015. Since July 2003, Dr. Bird has been a managing director of Sutter Hill Ventures, a venture capital firm. Dr. Bird has served as a member of the Board of Directors of Restoration Robotics, Inc., a medical device company, since 2005, and Portola Pharmaceuticals, Inc., a pharmaceutical company, since 2003. Previously, Dr. Bird served on the Board of Directors of Threshold Pharmaceuticals, Inc. from 2008 to 2017 and of Horizon Pharma, Inc. from 2011 to 2014. Dr. Bird received a B.S. in Biological Sciences from Stanford University, a Ph.D. in Cancer Biology from Stanford University and an M.D. from Stanford Medical School. We believe Dr. Bird’s experience as an investor in and as a board member of biotechnology and life sciences companies enable him to make valuable contributions to our Board of Directors.

Ian T. Clark, age 59, has served as a member of our Board of Directors since April 2018. Mr. Clark has been an Operating Partner at Blackstone Life Sciences, formerly, Clarus Ventures, LLC, a venture capital firm, since September 2017. From 2010 to 2016, Mr. Clark served as the Chief Executive Officer, a member of the Board of Directors and the Executive Committee of Genentech Inc., a biopharmaceutical company. He has served as a member of the Board of Directors of Guardant Health, Inc., a biotechnology company, since 2016, Agios Pharmaceuticals, Inc., since, 2017, Corvus Pharmaceuticals, Inc., since 2017, AVROBIO, Inc., a gene therapy company, since 2018 and Takeda Pharmaceuticals U.S.A., Inc. since 2019. He has served on the BioFulcrum Board of the Gladstone Institute since 2017. Mr. Clark served as Special Adviser to the Board at Immunocore Limited, a biotechnology company, from 2017 to 2018. From January 2017 until its acquisition by Gilead Sciences, Inc. in October 2017, Mr. Clark served as a member of the Board of Directors of Kite Pharma, Inc. From 2011 to 2017 Mr. Clark served as a member of the Board of Directors of TerraVia Holdings, Inc., a biotechnology company. From 2017 to 2019, Mr. Clark served as a member of the Board of Directors of Shire plc, a biopharmaceutical company. From October 2009 to September 2010, Mr. Clark served as a member of the Board of Directors of Dendreon Pharmaceuticals LLC, a biotechnology company. From January 2007 until its acquisition by Ligand Pharmaceuticals, Inc., Mr. Clark served as a member of the Board of Directors of Vernalis plc, a drug discovery company. From 2009 to 2016, Mr. Clark served on the Board of Biotechnology Industry Organization (BIO). From January 2012 to January 2016 Mr. Clark served on the Economic Advisory Council of the 12th District of the Federal Reserve. Mr. Clark received a B.S.C. in Biological Sciences and an honorary Ph.D. in Biological Sciences from Southampton University. We believe Mr. Clark’s extensive experience in the biotechnology industry enable him to make valuable contributions to our Board of Directors.

Information About Our Executive Officers Who Are Not Directors

The following table sets forth certain information about our executive officers who are not also directors as of March 16, 2020.

Name	Age	Position(s)
Ann D. Rhoads	54	Chief Financial Officer
Chris H. Takimoto, M.D.	61	Chief Medical Officer
Craig S. Gibbs, Ph.D.	57	Chief Business Officer

Ann D. Rhoads, age 54, has served as our Chief Financial Officer since March 2018. From January 2017 to March 2017, Ms. Rhoads was a consultant to Zogenix, Inc., a pharmaceutical company. From March 2010 until January 2017, Ms. Rhoads served as the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of Zogenix, where she was responsible for Zogenix’s financial strategy and all other duties of a Chief Financial Officer. From 2000 to 2009, she served as Chief Financial Officer of Premier Inc., a healthcare improvement company. From August 1998 to 2000, Ms. Rhoads served as Vice President, Strategic Initiatives at Premier, Inc. From 1993 to 1998, Ms. Rhoads served as an investment professional at Sprout Group, a venture capital affiliate of Donaldson, Lufkin & Jenrette (now part of Credit Suisse First Boston). Ms. Rhoads has served as a member of the Board of Directors of Globus Medical, Inc., a musculoskeletal solutions company, since 2011, where she is chair of the audit committee and Evoke Pharma, Inc., a pharmaceutical company, since 2013, where she is also chair of the audit committee and a member of the compensation committee. Ms. Rhoads also previously served on the Board of Directors of Novellus Systems, Inc., a semiconductor company, from 2003 until 2012 and IRIDEX Corporation, a medical technology company from 2017-2018. Ms. Rhoads received a B.S. in Business Administration in Finance from the University of Arkansas and an M.B.A. from Harvard Business School.

Chris H. Takimoto, M.D., age 61, has served as our Chief Medical Officer since February 2016. From September 2010 to January 2016, Dr. Takimoto served as Vice President of Experimental Medicine Early Development in the Oncology Therapeutic area for Janssen Research and Development, LLC, a pharmaceutical company. From 2008 to 2010, Dr. Takimoto served as Senior Director of Translational Medicine of Ortho Biotech Oncology Research and Development, a pharmaceutical company. He has over thirty years of experience in the industry and academia. Dr. Takimoto received a B.S. in Chemistry from Stanford University, a Ph.D. in Pharmacology from Yale University and an M.D. from Yale University School of Medicine.

Craig S. Gibbs, Ph.D., age 57, has served as our Chief Business Officer since September 2015. Dr. Gibbs was an independent consultant from April 2013 to September 2015. From April 2014 to September 2016, Dr. Gibbs served as a Scientific Advisor to Tobira Pharmaceuticals and also served as a Member of the Board of Directors from April 2014 to March 2015. From June 1992 to April 2013, Dr. Gibbs served in various positions at Gilead, including as Vice President of Commercial Strategy/Planning and Operations from 2007 to 2013 and as Senior Director, Corporate Development from 2004 to 2007, Senior Director, Biology Research from 1998 to 2004 and in other research and development positions from 1992 to 1998. Prior to his time at Gilead, Dr. Gibbs served from 1989 to 1992 as Visiting Post-doctoral Scientist at Genentech. Dr. Gibbs has also served as a member of the Board of Directors of Aridis Pharmaceuticals since April 2015.  Dr. Gibbs received a B.S. in Biochemistry from Massey University, an M.B.A. from Golden Gate University and a Ph.D. in Molecular Biology from the University of Glasgow.

Family Relationships

There are no family relationships among the directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Dr. Takimoto filed one late Form 4 with respect to the sale of 663 shares of Common Stock.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. The full text of our Code of Conduct is posted on our website at www.fortyseveninc.com. The Code of Conduct is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to disclose future amendments to certain provisions of our Code of Conduct, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Audit Committee

Our Audit Committee consists of Ms. Ball, Mr. Clark and Dr. Henner, each of whom our Board of Directors has determined satisfies the independence requirements under the applicable listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our Audit Committee is Ms. Ball, whom our Board of Directors has determined is an “audit committee financial expert” within the meaning of the SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of her or his employment in the corporate finance sector.

Item 11.	Executive Compensation.

The following table shows for the years ended December 31, 2017, 2018 and 2019, compensation awarded to or paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers at December 31, 2019, or the named executive officers.

Summary Compensation Table for 2019

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	All Other Compensation		Total
Mark A. McCamish, M.D.	2019	$520,000	$234,000	$7,224,348	$49,293	(3)	$8,027,641
President and Chief Executive Officer	2018	453,556	181,430	1,074,197	43,607	(4)	1,752,790
	2017	266,666	—	3,378,384	32,351	(5)	3,677,401

Ann D. Rhoads(5)	2019	380,000	136,990	2,379,472	63,787	(7)	2,960,249
Chief Financial Officer	2018	265,192	119,560	1,300,561	43,956	(8)	1,729,269
	2017	—	—	—	—		—

Chris H. Takimoto, M.D	2019	425,000	153,213	2,558,727	16,370	(9)	3,153,310
Chief Medical Officer	2018	402,247	120,680	326,760	12,067	(9)	861,754
	2017	386,776	—	314,176	14,999	(10)	715,951

(1)

Represents amounts earned under our bonus program based on the achievement of corporate performance goals and other factors deemed relevant by the Compensation Committee of our Board of Directors. The annual performance bonuses for each of the named executive officers was based upon the achievement of corporate performance goals and individual performance goals. Our corporate goals related to the advancement of our clinical trials and preclinical programs, business and corporate development objectives, collaboration objectives and financial management objectives. For 2019, each named executive officer was awarded 100% of their 2019 target performance bonus, based upon the achievement of 100% of the corporate performance goals and for Ms. Rhoads and Dr. Takimoto also 100% of their individual goals. Dr. McCamish did not have any individual goals in 2019. Whether or not a bonus is paid for any year is solely within the discretion of the Compensation Committee upon delegation by our Board of Directors. In addition, Ms. Rhoads received a discretionary one-time bonus of $40,000 in connection with the commencement of her employment in March 2018.  While the Compensation Committee has established general guidelines related to bonus target amounts and the portion of each named executive officer’s annual cash bonus that is tied to company-wide, department or personal performance components, the Compensation Committee exercises broad discretion in determining the amount of cash bonuses. Accordingly, we do not consider these bonuses to be “Non-Equity Incentive Plan Compensation” within the meaning of applicable SEC rules.

(2)

Amounts reported represent the aggregate grant date fair value of stock options granted to our named executive officers during 2017 and 2018 under our 2015 Equity Incentive Plan and during 2019 under our 2018 Equity Incentive Plan, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(3)	Includes $28,250 for housing expenses and a $21,043 401(k) plan contribution.
(4)	Includes $30,000 for housing expenses and a $13,607 401(k) plan contribution.
(5)	Includes $24,351 for housing expenses and an $8,000 401(k) plan contribution.
(6)	Ms. Rhoads joined us in March of 2018.
(7)	Includes $50,000 for housing and travel expenses and a $13,787 401(k) plan contribution.
(8)	Includes $36,000 for housing and travel expenses and a $7,956 401(k) plan contribution.
(9)	Consists of 401(k) plan contributions.
(10)	Includes $3,396 in moving and relocation expenses and an $11,603 401(k) plan contribution.

Outstanding Equity Awards at December 31, 2019

The following table shows, certain information regarding outstanding equity awards at December 31, 2019, for the named executive officers.

	Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	(1)	Option Exercise Price	Option Expiration Date
Mark A. McCamish, M.D.	06/08/2017	05/01/2017	161,809		182,796	(2)	$4.88	06/07/2027
	08/15/2017	08/15/2017	134,656	(3)	—		4.88	08/14/2027
	11/28/2017	11/08/2017	334,239	(3)	—		5.27	11/27/2027
	04/27/2018	03/01/2019	184,516	(3)	—	=	8.7575	04/26/2028
	12/13/2019	12/13/2019	—		327,375	(4)	35.75	12/12/2029

Ann D. Rhoads	04/12/2018	03/29/2018	55,306		85,791	(5)	8.7575	04/11/2028
	04/27/2018	03/01/2019	74,838	(6)	—		8.7575	04/26/2028
	12/13/2019	12/13/2019	—		107,827	(4)	35.75	12/12/2029

Chris H. Takimoto, M.D.	02/26/2016	02/08/2016	107,741	(7)	—		2.015	02/25/2026
	08/15/2017	08/15/2017	12,903	(8)	—		4.88	08/14/2027
	11/28/2017	11/08/2017	77,418	(8)	—		5.27	11/27/2027
	04/27/2018	03/01/2019	56,128	(8)	—		8.7575	04/26/2028
	12/13/2020	12/13/2019	—		115,950	(4)	35.75	12/12/2029

(1)	The unvested shares subject to these options are subject to accelerated vesting as described in “Executive Severance and Change in Control Plan” below.
(2)	1/4th of the shares subject to the option vested on May 1, 2018 and 1/48th of the shares subject to the option vest monthly thereafter.
(3)	1/48th of the shares subject to the option vest monthly measured from the vesting commencement date. As of December 31, 2019, 67,332 shares, 174,082 shares and 34,596 shares are vested, respectively.
(4)	1/48th of the shares subject to the option vest monthly measured from the vesting commencement date.
(5)	1/4th of the shares subject to the option will vest on April 11, 2020 and 1/48th of the shares subject to the option vest monthly thereafter.
(6)	1/48th of the shares subject to the option will vest monthly measured from the vesting commencement date. As of December 31, 2019, 14,032 shares are vested.
(7)	1/4th of the shares subject to the option vested on February 8, 2017 and 1/48th of the shares subject to the option vest monthly thereafter. As of December 31, 2019, 100,751 shares are vested.
(8)	1/48th of the shares subject to the option vest monthly measured from the vesting commencement date. As of December 31, 2019, 7,526 shares, 40,321 shares and 10,524 shares, respectively.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. Pursuant to our 401(k) plan, during 2019, we made non-elective contributions on up to 3% of an employee’s eligible compensation deferred. We have the ability to make matching and discretionary contributions to the 401(k) plan, but have not done so to date. Employee contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employees are immediately and fully vested in their own contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company we will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2019.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during 2019.

2019 Annual Bonus Plan

In January 2019, our Compensation Committee adopted our Amended and Restated Forty Seven, Inc. Annual Bonus Plan for 2019, or 2019 Bonus Plan, which provided for a cash bonus for our employees, including our named executive officers. Under our 2019 Bonus Plan, the Compensation Committee determined the annual target bonus amounts applicable to any award for 2019. Each eligible participant had an opportunity to earn a merit-based bonus in an amount set by the Compensation Committee stated as a percentage of the employee’s base salary and was based on employment level. Corporate performance goals, the percentage split between corporate performance goals and individual goals and annual target bonus amounts were set by the Compensation Committee. Performance goals for individuals were set and assessed on a case-by-case basis. Notwithstanding the foregoing, Dr. McCamish’s annual performance bonus was based solely upon the achievement of corporate performance goals.

Employment, Severance and Change in Control Agreements

We have offer letters with each of our named executive officers. The offer letters generally provide for at-will employment and set forth the executive officer’s initial base salary, eligibility for employee benefits and confirmation of the terms of previously issued equity grants, including in some cases severance benefits on a qualifying termination of employment. In addition, each of our executive officers has executed our standard proprietary information and inventions agreement. The key terms of employment with our named executive officers are described below. See “Executive Compensation—Outstanding Equity Awards at December 31, 2019” for information on outstanding options as of December 31, 2019 for our named executive officers.

Mark A. McCamish, M.D.

In November 2016, we entered into an offer letter with Dr. McCamish, our President and Chief Executive Officer. For 2020, Dr. McCamish will receive an annual base salary of $550,000, with an annual target bonus of $390,000 payable based on achievement of certain corporate performance goals to be established by our Compensation Committee. He is entitled to reimbursement for up to $76,000 per year for commuting and living expenses in connection with his work at our headquarters.

Ann D. Rhoads

In March 2018, we entered into an offer letter with Ms. Rhoads, our Chief Financial Officer. For 2020, Ms. Rhoads will receive an annual base salary of $405,000, with an annual target bonus of $90,000, payable based on achievement of certain individual and corporate performance goals to be established by our Compensation Committee. She is entitled to reimbursement for up to $50,000 per year for commuting and living expenses in connection with her work at our headquarters.

Chris H. Takimoto, M.D.

In January 2016, we entered into an employment agreement with Dr. Takimoto, our Chief Medical Officer. For 2020, Dr. Takimoto will receive an annual base salary of $440,000, with an annual target bonus of $90,000, payable based on achievement of certain individual and corporate performance goals to be established by our Compensation Committee.

Executive Severance and Change in Control Plan

In April 2018, the Compensation Committee adopted an Executive Severance and Change in Control Plan that provides severance benefits to each of our executive officers and vice presidents. The benefits provided under the Executive Severance and Change in Control Plan supersede any similar severance benefits described in a participant's offer letter or employment agreement.

Absent a "change of control" and upon an termination of employment by us without "cause" or by the participant for "good reason" (each, as defined in the Executive Severance and Change in Control Plan), participants are entitled to receive (i) cash severance payable in equal installments on the Company's regular payroll schedule (equal to 12 months of base salary for our Chief Executive Officer, nine months of base salary for our other executive officers or six months of base salary for all other participants) and (ii) continued health benefits during the applicable severance period. In the event that such termination occurs in connection with or following a change of control, the participant will be entitled to receive (i) cash severance payable in equal installments on the Company's regular payroll schedule (equal to 18 months of base salary for our Chief Executive Officer, 12 months of base salary for our other executive officers or nine months of base salary for all other participants), (ii) full vesting acceleration of any equity award granted to the participant, with such acceleration to be effective as of the participant's termination date, provided that participant's termination of employment occurred during the period commencing three months before the effective date of such change of control and ending 12 months following the change of control, (ii) a pro-rated portion of the participant's target annual bonus for the calendar year in which the termination occurs and (iv) continued health benefits during the applicable severance period. All such severance benefits are subject to the participant signing and allowing to become effective a general release of all known and unknown claims in favor of the Company within 60 days following the participant's termination date.

The Executive Severance and Change in Control Plan contains a "best after-tax benefit" provision, which provides that, to the extent that any amounts payable to a participant under the Executive Severance and Change in Control Plan, together with any other payments the participant has a right to receive, would be subject to the federal excise tax levied under Section 4999 of the Internal Revenue Code of 1986, as amended, the Company will either pay the participant the full amount due under the Executive Severance and Change in Control Plan or, alternatively, reduce the participant's payments under the Executive Severance and Change in Control Plan to the extent that no Section 4999 excise tax would be due, whichever provides the highest net after-tax benefit to the participant.

Non-Employee Director Compensation

The following table shows for the year ended December 31, 2019 certain information with respect to the compensation of our non-employee directors:

Non-Employee Director Compensation for 2019

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	All Other Compensation		Total
Kristine M. Ball	$53,407	$63,684	$—		$117,091
Jeffrey W. Bird, M.D.	68,034	63,684	—		131,718
Ian T. Clark	46,500	63,684	—		110,184
Dennis J. Henner, Ph.D.	42,500	63,684	—		106,184
Ravindra Majeti, M.D.	40,000	63,684	75,000	(5)	178,684
Christopher J. Schaepe (4)	12,250	—	—		12,250
Irving L. Weissman, M.D.	39,000	63,684	100,000	(5)	202,684

(1)

Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(2)

In June 2019, each of Ms. Ball, Dr. Bird, Mr. Clarke, Dr. Henner, Dr. Majeti, and Dr. Weissman was granted an option to purchase 10,322 shares of our common stock at an exercise price of $10.81 per share. The shares subject to these options will vest on a monthly basis for 12 consecutive months commencing on the grant date, subject to each non-employee director’s respective continuous service with us. In the event of a change in control, any unvested shares subject to these options will fully vest and become exercisable immediately prior to the effective date of such change in control, subject to the non-employee director’s continuous service with us on the effective date of the change in control.

(3)	As of December 31, 2019, our non-employee directors held the following option awards:

Name	Number of Option Awards
Kristine M. Ball	79,999
Jeffrey W. Bird, M.D.	30,967
Ian T. Clark	136,815
Dennis J. Henner, Ph.D.	30,967
Ravindra Majeti, M.D.	30,967
Christopher J. Schaepe	—
Irving L. Weissman	30,967

(4)	Mr. Schaepe resigned from the Board of Directors in March 2019.
(5)	Represents an annual consulting fee paid to Drs. Weissman and Majeti, our founders, for providing input regarding our scientific and clinical development progress.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy, pursuant to which our non-employee directors are eligible to receive cash compensation for service on our Board of Directors and committees of our Board of Directors.

During 2019, each non-employee director was entitled to receive an annual cash retainer of $35,000 for serving on our Board of Directors.  For 2020, each non-employee director will be entitled to receive an annual cash retainer of $40,000 for serving on our Board of Directors.

During 2019, the lead director of our Board of Directors was entitled to receive a cash retainer of $55,000 in lieu of the annual retainer received by other non-employee directors for serving as our lead director. The lead independent director will be entitled to receive $60,000 in 2020.

Set forth below is information regarding annual cash retainers for the chairperson and members of the three committees of our Board of Directors:

Board Committee	2019 Chairperson Fee	2019 Member Fee	2020 Chairperson Fee	2020 Member Fee
Audit Committee	$15,000	$7,500	$15,000	$7,500
Compensation Committee	10,000	5,000	12,000	6,000
Nominating and Corporate Governance Committee	7,750	4,000	8,000	4,000

All annual cash compensation amounts are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter.

Each new non-employee director who joins our Board of Directors will receive an option to purchase 20,645 shares of our common stock under the 2018 Plan. The shares subject to this option will vest on a monthly basis over 36 months commencing on the grant date, subject to the non-employee director’s continuous service with us on each applicable vesting date.

On the date of each annual meeting of our stockholders, each continuing non-employee director will receive an option to purchase 10,322 shares of our common stock under the 2018 Plan, vesting on the one-year anniversary of the grant date, subject to the non-employee director’s continuous service with us on the applicable vesting date.

In the event of a change of control (as defined in the 2018 Plan), any unvested shares subject to outstanding options will fully vest and become exercisable immediately prior to the effective date of such change of control, subject to the non-employee director’s continuous service with us on the effective date of the change of control.

The exercise price per share of each stock option granted under the non-employee director compensation policy will be the closing price of our common stock as reported by The Nasdaq Global Select Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 16, 2020 by:

•	each director;
•	each named executive officer;

•	all current executive officers and directors as a group; and
•	all those known by us to be beneficial owners of more than five percent of our outstanding common stock.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 48,156,251 shares outstanding on March 16, 2020, adjusted as required by rules promulgated by the SEC. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Forty Seven, Inc., 1490 O’Brien Drive, Suite A, Menlo Park, California 94025.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Wellington Management Group LLP(1)	5,888,756	12.3%
Clarus Lifesciences III, L.P.(2)	3,816,951	7.9
Redmile Group, LLC(3)	2,770,842	5.8
Executive Officers and Directors
Mark A. McCamish, M.D.(4)	903,084	1.8
Ann D. Rhoads(5)	168,680	*
Chris H. Takimoto, M.D.(6)	266,268	*
Kristine M. Ball(7)	39,193	*
Jeffrey W. Bird, M.D.(8)	1,038,680	2.2
Ian T. Clark(9)	126,493	*
Dennis J. Henner, Ph.D.(10)	20,645	*
Ravindra Majeti, M.D.(11)	1,282,045	2.2
Irving L. Weissman, M.D.(12)	1,773,406	3.7
All executive officers and directors as a group (10 persons)(13)	5,987,990	12.0%

*	Represents beneficial ownership of less than 1%.
(1)

According to the Schedule 13G filed with the SEC on January 27, 2020, Wellington Management Group LLP, or Wellington, reported shares of common stock beneficially owned as of December 31, 2019, by (i) each of Wellington, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP, and that these entities have shared voting power over 5,477,901 shares and shared dispositive power over 5,888,756 shares, and (ii)Wellington Management Company LLP with shared voting power over 5,364,972 shares and shared dispositive power over 5,501,592 shares. The address for Wellington Management Group LLP is 280 Congress Street, Boston, Massachusetts 02210.

(2)

These shares are held directly by Clarus Lifesciences III, L.P., or Clarus III. Clarus Ventures III GP, L.P., or Clarus III GP, is the sole general partner of Clarus III.  Blackstone Clarus III L.L.C. is the sole general partner of Clarus GP. The sole member of Blackstone Clarus III L.L.C. is Blackstone Holdings II L.P. The sole general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP Inc. The controlling shareholder of Blackstone Holdings I/II GP Inc. is The Blackstone Group L.P. The sole general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. The address for Clarus Lifesciences III, L.P. is 101 Main Street, 12th Floor, Cambridge, Massachusetts 02142.

(3)

According to a Schedule 13D filed with the SEC on February 14, 2020 Redmile Group LLC reported shares of common stock beneficially owned as of December 31, 2019. Redmile Group, LLC’s beneficial ownership of such shares is comprised of 2,770,842 shares of common stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. The shares may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address for Redmile Group, LLC is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129.

(4)

Represents 903,084 shares of common stock issuable to Dr. McCamish pursuant to options exercisable within 60 days of March 16, 2020, of which 306,532 shares would be unvested and subject to repurchase as of such date.

(5)

Includes 157,262 shares of common stock issuable to Ms. Rhoads pursuant to options exercisable within 60 days of March 16, 2020, of which 53,011 shares would be unvested and subject to repurchase as of such date.

(6)

Represents shares of common stock issuable to Dr. Takimoto pursuant to options exercisable within 60 days of March 16, 2020, of which 72,823 shares would be unvested and subject to repurchase as of such date.

(7)	Represents shares of common stock issuable to Ms. Ball pursuant to options exercisable within 60 days of March 16, 2020.
(8)

Includes (i) 233,564 shares held by Jeffrey W. Bird and Christina R. Bird, Co-Trustees of Jeffrey W. and Christina R. Bird Trust U/A/D 10/31/00, or the Bird Trust, of which Dr. Bird is a trustee, (ii) 215,375 shares held by NestEgg Holdings, LP, or NestEgg, of which Dr. Bird is a trustee of a trust which is the general partner, (iii) 562,500 shares held by Bluebird Ventures I, L.P., or Bluebird, of which Dr. Bird is the managing director of the general partner, (iv) 6,596 shares held by SHM Investments, LLC, or SHM, of which Dr. Bird is a member, and (iv) 20,645 shares of common stock issuable to Dr. Bird pursuant to options exercisable within 60 days of March 16, 2020, of which 8,029 shares would be unvested and subject to repurchase as of such date. Dr. Bird disclaims beneficial ownership of the shares held by the Bird Trust, NestEgg, Bluebird and SHM except to the extent of his pecuniary interest therein.

(9)

Represents shares of common stock issuable to Mr. Clark pursuant to options exercisable within 60 days of March 16, 2020, of which 60,612 shares would be unvested and subject to repurchase as of such date.

(10)

Represents shares of common stock issuable to Dr. Henner pursuant to options exercisable within 60 days of March 16, 2020, of which 8,029 shares would be unvested and subject to repurchase as of such date. .

(11)

Includes (i) 1,061,400 shares held individually, (ii) 100,000 shares held by the Ravindra Majeti Annuity Trust, (iii) 100,000 shares held by the Jiangwen Zhu Majeti Annuity Trust, and (iv) 20,645 shares of common stock issuable to Dr. Majeti pursuant to options exercisable within 60 days of March 16, 2020, of which 8,029 shares would be unvested and subject to repurchase as of such date.

(12)

Includes (i) 1,752,761 shares held by Ann Tsukamoto and Irving Weissman, trustees of The Tsukamoto-Weissman 2011 Trust dated March 16, 2011, as community property, and (ii) 20,645 shares of common stock issuable to Dr. Weissman pursuant to options exercisable within 60 days of March 16, 2020, of which 8,029 shares would be unvested and subject to repurchase as of such date.

(13)

Includes (i) 4,156,516 shares of common stock beneficially owned by our directors and executive officers and (ii) 1,831,474 shares are issuable pursuant to options exercisable within 60 days of March 16, 2020, of which 600,927 shares would be unvested and subject to repurchase as of such date.

Equity Compensation Plans at December 31, 2019

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options (a)	Weighted- average exercise price of outstanding stock options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	4,285,425	$15.02	3,352,988	(2)(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,285,425	$15.02	3,352,988

(1)	The equity compensation plans approved by security holders are described in Note 8 to our financial statements included in this Annual Report on Form 10‑K for the year ended December 31, 2019.
(2)

Includes 2,997,556 and 355,432 shares of common stock available for issuance under the 2018 Equity Incentive Plan, or the 2018 Plan, and the 2018 Employee Stock Purchase Plan, or the ESPP, respectively, as of December 31, 2019.

(3)

The reserve for shares available under the 2018 Plan automatically increases on January 1st each year, through and including January 1, 2028, in an amount equal to 5% of the total number of shares of our capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Board of Directors. The reserve for shares available under the ESPP automatically increases on January 1st of each year through and including January 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on such December 31, (ii) 450,000 shares of common stock, or (iii) a number of shares as determined by the Board of Directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The following is a summary of transactions since January 1, 2018, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation,” “Executive Compensation—Non-Employee Director Compensation” and “Executive Compensation—Non-Employee Director Compensation Policy.”

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Investor Rights Agreement

In October 2017, we entered into an amended and restated investor rights agreement, or IRA, with certain holders of our preferred stock and common stock, including entities affiliated with Lightspeed Venture Partners, SHV and Clarus and including certain members of, and affiliates of, our directors and certain of our executive officers. The IRA provides the holders of our common stock with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. Dr. Bird, Dr. Henner and Mr. Schaepe, current and former members of our board of directors, are affiliated with SHV, Clarus and Lightspeed Venture Partners, respectively. Upon the closing of our initial public offering each share of preferred stock converted into one share of common stock.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws will provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provides our Board of Directors with discretion to indemnify our employees and other agents when determined appropriate by the Board of Directors. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them.

Relationship with Stanford University

In November 2015, we entered into a license agreement with Stanford University, pursuant to which Stanford was issued 1,000,160 shares of common stock in November 2016. During 2018 and 2019, we made payments to Stanford of $658,670 and $972,052, respectively, under the Stanford license agreement for annual license fees and patent expense reimbursement.

Dr. Weissman and Dr. Majeti, members of our Board of Directors, are professors at Stanford. Dr. Weissman and Dr. Majeti are co-inventors of some of the patents that we license from Stanford. Under Stanford’s policies, as co-inventors Dr. Weissman and Dr. Majeti are entitled to receive a share of any royalties and annual license fees that we pay to Stanford under the agreement with respect to the covered intellectual property. No royalty payments have been made to date.

Offer Letters

We have entered into offer letters or employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Employment, Severance and Change in Control Agreements.”

Equity Grants

We have granted stock options to our executive officers and certain members of our Board of Directors. For a description of these options, see “Executive Compensation” and “Executive Compensation—Non-Employee Director Compensation.”

Cash Bonus

We have established a cash bonus plan for our executive officers. For a description of this plan, see “Executive Compensation” and “Executive Compensation—2019 Annual Bonus Plan”

Related-Party Transactions Policy and Procedures

In 2018, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of us, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board of Directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Independence of The Board of Directors

Under the listing requirements and rules of The Nasdaq Global Select Market, independent directors must comprise a majority of our Board of Directors as a listed company.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Drs. Bird, Henner, Majeti and Weissman, Ms. Ball and Mr. Clark do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Global Select Market. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.  Dr. McCamish is the only non-independent director on our Board of Directors.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Forty Seven for the years ended December 31, 2018 and 2019, by Ernst & Young LLP, our independent registered accounting firm.

	Year Ended December 31,
	2018	2019
	(in thousands)
Audit Fees(1)	$1,355	$796
Audit-Related Fees	—	—
Tax Fees	24	72
All Other Fees	—	—
Total Fees	$1.379	$868

(1)

Audit Fees consisted of fees for professional services rendered for the audits of our financial statements which were billed during the respective year, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.

All fees incurred subsequent to our initial public offering in June 2018 were pre-approved by our Audit Committee.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP.  The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.  Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.  The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1***	Agreement and Plan of Merger, dated as of March 1, 2020, by and among Forty Seven, Inc., Gilead Sciences, Inc. and Toro Merger Sub, Inc.	8-K	001-38554	2.1	March 2, 2020

3.1	Amended and Restated Certificate of Incorporation of Forty Seven, Inc.	8-K	001-38554	3.1	July 2, 2018

3.2	Amended and Restated Bylaws of Forty Seven, Inc.	S-1	333-225390	3.4	June 1, 2018

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-225390	4.1	June 1, 2018
4.3	Description of the Registrant’s Securities					X

10.1	Amended and Restated Investor Rights Agreement, by and among Forty Seven, Inc. and the investors listed on Exhibit A thereto, dated October 17, 2017.	S-1	333-225390	10.1	June 1, 2018

10.2+	Forty Seven, Inc. 2015 Equity Incentive Plan, as amended.	S-1/A	333-225390	10.2	June 18, 2018

10.3+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1/A	333-225390	10.3	June 18, 2018

10.4+	Forty Seven, Inc. 2018 Equity Incentive Plan, as amended.	S-1/A	333-225390	10.4	June 18, 2018

10.5+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-225390	10.5	June 18, 2018

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	S-1/A	333-225390	10.6	June 18, 2018

10.7+	Forty Seven, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	333-225390	10.7	June 18, 2018

10.8+	Form of Indemnification Agreement, by and between Forty Seven, Inc. and each of its directors and executive officers.	S-1	333-225390	10.8	June 1, 2018

10.9+	Offer Letter, by and between Forty Seven, Inc. and Mark McCamish, dated November 10, 2016.	S-1	333-225390	10.9	June 1, 2018

10.10+	Executive Employment Agreement, by and between Forty Seven, Inc. and Chris Takimoto, effective as of January 7, 2016.	S-1	333-225390	10.10	June 1, 2018

10.11	Lease Agreement, by and between Forty Seven, Inc. and MENLO PREHC I, LLC, dated as of April 13, 2016.	S-1	333-225390	10.11	June 1, 2018

10.12**	Exclusive (Equity) Agreement, by and between Forty Seven, Inc. and The Board of Trustees of the Leland Stanford Junior University, dated November 19, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement, by and between Forty Seven, Inc. and The Board of Trustees of the Leland Stanford Junior University, dated April 19, 2017.	S-1/A	333-225390	10.12	June 22, 2018

10.13**	Assigned Capacity and Manufacturing Agreement, by and between Forty Seven, Inc. and Lonza Sales AG, dated August 30, 2016.	S-1	333-225390	10.13	June 1, 2018

10.14**	Amendment to the Assigned Capacity and Manufacturing Agreement, by and between Forty Seven, Inc. and Lonza Sales AG, dated June 9, 2017.	S-1	333-225390	10.14	June 1, 2018

10.15**	Assigned Capacity and Manufacturing Agreement for 2000 L Scale, by and between Forty Seven, Inc. and Lonza Biologics Tuas Pte Ltd, dated December 21, 2017.	S-1	333-225390	10.15	June 1, 2018

10.16+	Forty Seven, Inc. Executive Severance and Change in Control Plan.	S-1	333-225390	10.16	June 1, 2018

10.17**	Settlement and License Agreement, by and between Forty Seven, Inc. and Synthon Biopharmaceuticals B.V. dated July 16, 2018.	10-Q	001-38554	10.1	November 13, 2018

10.18+	Amended and Restated Annual Bonus Plan	8-K	001-38554	10.1	January 29, 2019

10.19	Sublease and Consent to Sublease, dated April 24, 2019 by and among Forty Seven, Inc. Menlo Prepi I, LLC, TPI Investors 9, LLC and Teneobio, Inc.	8-K	001-38554	10.1	April 30, 2019
10.20	First Amendment to Lease Agreement, dated April 28, 2019 by and among Forty Seven, Inc. and Menlo Prepi I, LLC.	8-K	001-38554	10.1	May 2, 2019
10.21^	Exclusive License and Collaboration Agreement, dated July 10, 2019 by and between Forty Seven, Inc. and Ono Pharmaceutical Co., Ltd.	10-Q	001-38554	10.1	November 12, 2019

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated March 23, 2018.	S-1	333-225390	16.1	June 1, 2018

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.	X

32.1*

Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Securities and Exchange Act, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

32.2*

Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities and Exchange Act, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

***	Schedules omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forty Seven, Inc.

Date: March 20, 2020	By:	/s/ Mark A. McCamish
Mark A. McCamish, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2020	By:	/s/ Ann D. Rhoads
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

Name	Title	Date

/s/ Mark A. McCamish	President, Chief Executive Officer and Director	March 20, 2020
Mark A. McCamish, M.D.	(Principal Executive Officer)

/s/ Ann D. Rhoads	Chief Financial Officer	March 20, 2020
Ann D. Rhoads	(Principal Financial and Accounting Officer)

/s/ Kristine M. Ball	Director	March 20, 2020
Kristine M. Ball

/s/ Jeffrey W. Bird	Director	March 20, 2020
Jeffrey W. Bird, M.D.

/s/ Ian T. Clark	Director	March 20, 2020
Ian T. Clark

/s/ Dennis J. Henner	Director	March 20, 2020
Dennis J. Henner, Ph.D.

/s/ Ravindra Majeti	Director	March 20, 2020
Ravindra Majeti, M.D

/s/ Irving L. Weissman	Director	March 20, 2020
Irving L. Weissman, M.D.